Form 10-K
period 2009-10-31
Ecochild Inc.
filed 2010-01-26
CIK 1471302

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 333-161941

ECOCHILD INC.

(Exact name of Registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

40 Warren St., 3rd Floor, Charlestown, MA 02129

(Address of principal executive offices, including zip code)

(617)886-5154

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

The aggregate market value of the Company’s common shares of voting stock held by non-affiliates of the Company at October 31, 2009, computed by reference to the $0.008 Registration Statement per-share price on October 31, 2009 was $29,000.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort or expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances provided that the assumptions are set forth in this Form.

APPLICABLE ONLY OT REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark  whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to  the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of January 22, 2010, there were 9,625,000 shares of common stock, par value $0.001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE : None.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Ecochild” mean Ecochild Inc., unless otherwise indicated.

Item 1.   BUSINESS

Ecochild Inc. was formed as a corporation pursuant to the laws of the State of Nevada on December 18, 2007. Our plan is to build a diverse portfolio of organic, health and wellness grocery products manufactured by small and mid size North American manufacturers and sell them to the European market through a network of local and national distributors.  Our product lines and brands will include: organic products, functional/fortified products, foods for specific intolerances and dietary needs food products.

To date, we have entered into a Brokerage Agreement with Segomo Limited, (“Segomo”, Broker), a food broker with offices in Birmingham, U.K., specializing in product distribution, marketing and advertising in several European countries, whereby we appointed and granted a non-exclusive and non-assignable right to re-sell the products supplied by Ecochild. Our gross revenue for the period from inception to October 31, 2009 was $9,850. Our cumulative loss from December 18, 2007 (inception) to October 31, 2009 is $22,788.

We are a development stage company and have limited active business operations and no significant assets. We have limited revenues and have incurred losses since our inception on December 18, 2007. The Company to date has funded its initial operations through the issuance of 9,625,000 shares of capital stock for the net proceeds of $35,000 and revenue from sales of $9,850. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our  liabilities arising from normal business operations when they come due, in their report on our financial statements for the period from inception (December 18, 2007) to October 31, 2009, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

European Market

Our management believes that the European market for organic and natural food & drink is one of the largest and most developed in the world. Modern day organic farming originates from the continent and consumer demand for organic foods is established.

The European market is characterised by a large number of producers and distributors, creating a highly competitive landscape. Indeed, stiff competition has led to a number of high-profile market exits in recent years. As consumers becoming increasingly sophisticated in their consumer behaviour towards organic foods, companies are focusing on supply chain management to ensure traceability from farm to fork. Continuous supply is also a major concern with a number of European companies investing in developing countries to lock-in supply of organic products.

In our management’s opinion the European market for healthy, organic and specialty foods growth continues to be driven by sales of larger pack sizes for sharing, but also by consumer uptake of healthier products. Factors such as no trans fats, low fat, low calorie, low cholesterol, low sugar, wholegrain, low sodium, and vitamins and minerals have all increased in importance, as much publicity and debate are focused on the link between `junk' foods and obesity, with its associated health risks.

The UK market continues to show some interest from consumers as more organic and natural products appear on supermarket shelves. A number of catering and food service companies in the UK are also offering organic foods.

The company’s management believes that the Italian, German and French markets are the next most important in Europe. Other important markets are in Switzerland, Austria, Sweden and the Netherlands. There is a small market for organic foods in central and Eastern Europe (CEE). Demand for organic products is growing in countries such as the Czech Republic and Hungary, especially in the country’s capitals.

Since Western Europe, in company’s management opinion, accounts for most revenues in the European organic food industry, Ecochild will mostly focus on this region.

Sales Channels

We plan to introduce our products through one of the three main sales channels described below, in particular, through specialty retailers. The company’s management believes that we may be successful with introduction of North American brands not readily available in these specialized stores. Once we establish ourselves in the specialty retailer market, we plan to expand our distribution through mass retailers.

There is no guarantee that Ecochild will be successful in penetrating the EU market with its portfolio of products, or that it will be able to successfully expand its operations through any of the three main sales channels described below.

Sales channels in specialty food categories

Specialty retailers

Specialty retailers generally compete with larger mass supermarkets and offer a larger assortment of organic, functional and other specialty foods.  Specialty retailers are educating consumers about regionally produced organic products and are sometimes offering home delivery services and a more personal shopping experience.

There are a number of specialty retailers in Europe. Southern European countries tend to have more dedicated organic food retailers than northern European countries. For example, in the UK , where we plan to introduce our products, Fresh & Wild is the leading chain of organic food shops. This chain was acquired by Austin-based Whole Foods Market. All Fresh & Wild stores are based in southern England. Planet Organic is the second leading British chain with several stores.

Other European countries have their own specialty food retailers and wholesalers.

Mainstream retailers representing supermarkets and big chain stores.

Mainstream retailers are becoming more proactive in offering organic products in Europe as consumers can find a wider assortment in this product category now. Examples of mainstream retailers offering organic and other specialty foods are:

Tesco, the second largest retailer in Europe, has market share for organic food sales in the UK. Sainsbury's is another leading retailer in terms of organic and specialty food. Waitrose is a smaller retailer that offers assortment of organic and specialty foods. Carrefour is one of the largest retailers of organic foods in France and organic products are found in many of its hypermarkets. Auchan is the second largest French retailer of organic products. Tegut is another conventional supermarket that is marketing organic foods in Europe. Rewe and Edeka are the largest food retailers in Germany offering an assortment of specialty foods.

Specialty Foods Categories

We plan to identify the products which will be included in our portfolio from the following specialty food categories:

Organic food products

Organic foods are made according to certain production standards. Under organic production, the use of conventional non-organic pesticides, insecticides and herbicides is greatly restricted and saved as a last resort. However, contrary to popular belief, certain non-organic fertilizers are still used. In most countries, organic produce may not be genetically modified. It has been suggested that the application of nanotechnology to food and agriculture is a further technology that needs to be excluded from certified organic food. The Soil Association (UK) has been the first organic certifier to implement a nano-exclusion.

Organic food production is a heavily regulated industry. Currently, the European Union, the United States, Canada, Japan and many other countries require producers to obtain special certification in order to market food as "organic" within their borders. Most certifications allow some chemicals and pesticides to be used, so consumers should be aware of the standards for qualifying as "organic" in their respective locales.

Processed organic food usually contains only organic ingredients. If non-organic ingredients are present, at least a certain percentage of the food's total plant and animal ingredients must be organic and any non-organically produced ingredients are subject to various agricultural requirements. Foods claiming to be organic must be free of artificial food additives, and are often processed with fewer artificial methods, materials and conditions, such as chemical ripening, food irradiation, and genetically modified ingredients.

Early consumers interested in organic food would look for non-chemically treated, fresh or minimally processed food. For supermarket consumers, food production is not easily observable, and product labelling, like "certified organic", is relied on. Government regulations and third-party inspectors are looked to for assurance. A "certified organic" label is usually the only way for consumers to know that a processed product is "organic".

Functional food products

Functional foods - products which have health-promoting properties over and beyond their nutritional value - have become a significant food industry sector. Functional foods principally comprise fibre-, mineral- or vitamin-fortified breakfast cereals, probiotic yoghurts and yoghurt drinks, and cholesterol-lowering margarines and spreads. In recent years, use of the functional active ingredients in these foods has been extended, with cholesterol-lowering stanols and polysterols, and vitamins, being added to various products. The total functional foods market is still small.

Functional foods and drinks are targeted at various health-related conditions associated with old age; and the company’s management believes that the market may benefit from the ageing population. It may also benefit from the ongoing interest, not only among older persons but also among younger generations, in healthier eating.

In our management’s opinion this interest continues to be supported by the concerns over the obesity among adults and children. This situation is likely to continue to make health the major consideration of food and drink manufacturers, and the subject of the majority of their new product development work. Functional foods increasingly target concerns such as heart health, digestive health, energy levels, etc.

Food products for specific intolerances

Increased diagnosis of food sensitivities has given rise to this new market for food intolerance - or 'free-from'- products, although growth in sales has been held back by factors such as high prices, restricted distribution and lack of competition in some markets. We believe that innovation will drive this market forward, however, by the launch of new products with improved taste and texture, thus the market will represent a potentially lucrative one for manufacturers, retailers and service providers alike.

Gluten-free foods and beverages as including all commonly understood products falling within this broad category, such as foods and beverages completely free of ingredients derived from gluten-containing cereals: wheat (including kamut and spelt), barley, rye, oats and triticale, as well as the use of gluten as a food additive in the form of a flavoring, stabilizing or thickening agent; recommended amongst other things in the treatment of celiac disease and wheat allergy, irrespective of product packaging, formulation, size, or form.

Dietary needs food products

The relation of diet to health is one of many factors that influence food purchase decisions and, thus, the stimulus for developing new food products. The extent to which existing food products may be modified or new foods developed to meet dietary goals is subject to technologic and regulatory constraints. A commitment to ethical and responsible marketing strategies is essential to the evolution of food products for special dietary needs. Despite these complex restraints, many food products with altered nutrient or ingredient composition are currently available to consumers.  Consumers are becoming aware of the role of nutrition and specific food components in a healthful lifestyle. Food manufacturers are responding to this growing trend by offering more choices – low-fat, low-calorie, low-sodium, high-protein, high-fibre – to fit a wide range of dietary needs, preferences and tastes.

Low sodium foods

Concerns have grown that consumption levels of salt are well above those needed for nutritional purposes and that this can lead to adverse effects on health, in particular cardiovascular disease. Consumers are looking to reduce their salt intake, making salt reduction a priority for food manufacturers.

High fibre foods

The health benefits of fibre, the ‘forgotten nutrient’, playing important role in the food industry and the whole-grain trend. This will explore grain-processing technologies to modify the texture of whole-grain bread, in an attempt to make whole-grain products more accepted among consumers.

Low calorie foods

Low-calorie foods are typically identified as foods that contain less than 100 calories per serving. The Food and Drug Administration (“FDA”) regulates the food labelling processes in the United States, and states that in order for foods to be labelled as "low calorie," the food must not contain more than 40 calories for a given reference amount, except for sugar substitutes.

Eating a variety of low-calorie foods throughout the day can offset hunger and make it easier to stick with a low-calorie diet plan. Eating these foods as snacks, or as part of a meal each day, can improve overall health and in some cases, support weight loss efforts.

Competitors

The largest number of organic and specialty food and beverage companies are in Europe. There are thousands of companies involved in organic, functional and other specialty food production and distribution in Europe.

Many conventional food companies are involved in organic foods. Indeed, many sectors of the organic food industry are dominated by non-organic food companies. Most conventional food companies have come into the organic food industry by starting production lines of organic products. Some have entered by acquiring dedicated organic food companies. Such as Green & Black’s the leading organic chocolate brand in Europe, being bought by Cadbury Schweppes; Premier Foods acquired Cauldron Foods, a leading British organic vegetarian foods company.

There is large number of local European distributors, who are well established on local highly competitive market.  Many of North American distributors already successfully operate on European market as well, such as Tree of Life and others.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We currently have no pending or provisional patents or trademark applications.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

We have no full-time employees at the present time.  Our officers and directors, are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations.  Our officers and directors are planning to do whatever work is required until our business to the point of having positive cash flow.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

WE HAVE INCURRED OPERATING LOSSES SINCE INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue for the foreseeable future. Our ability to earn a profit depends upon our ability to grow our sales to achieve a meaningful market share, and to re-sell the product lines on a consistent and cost effective basis. We cannot give any assurance that we will ever earn a profit from the sale of our product lines.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In his report dated January 19, 2010, our independent registered auditor, Ronald R. Chadwick, P.C. stated that our financial statements for the fiscal year ended October 31, 2009, were prepared assuming that we would continue as a going concern. However, he also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations and a working capital deficiency. We continue to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OPERATING OUR BUSINESS, AND WE HAVE NO COMMITMENTS TO PROVIDE THAT CAPITAL.

Our business plan calls for ongoing expenses in connection with the re-sale of food product lines. As of October 31, 2009, we have generated $9,850 in revenue from operations. Therefore we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. We cannot give any assurances that we will be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we cannot successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

BECAUSE WE WILL BE SELLING FOOD PRODUCTS, WE MAY FACE THE RISK OF EXPOSURE TO PRODUCT LIABILITY CLAIMS.

Ecochild, like any other re-seller of food products, faces the risk of exposure to product liability claims in the event that the use of products re-sold by it causes injury or illness.  With respect to product liability claims, the Company will seek contractual indemnification and insurance coverage from parties supplying its products,  but this  indemnification or  insurance  coverage is limited, as a practical  matter,  to the  creditworthiness  of the indemnifying party and the policy  limits of any insurance  provided by  suppliers.  If Ecochild will not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce its net income and earnings per share.

OUR BUSINESS MAY BE ADVERSLY AFFECTED BY GOVERNMENTAL RESTRICTIONS AND REGULATIONS

Our international activities are subject to regulation in each country in which we intend to sell or distribute our products. In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the United States and with each other, sometimes causing higher costs and expenses, changes in product labeling, and delay.

We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition. In countries in which we do not have direct relationships with retailers, independent distributors generally have responsibility for compliance with applicable foreign laws and regulations. These distributors are independent contractors over whom we will have limited or no control.

Foreign currency exchange rate fluctuations may adversely affect our business.

Since we intend to market and sell our products in many different countries, changes in exchange rates can adversely affect our cash flows and results of operations. Furthermore, reported sales and purchases made in non-U.S. currencies, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

Our competitive position and future prospects depend on our senior managers.

Our ability to implement our business strategy is dependent to a large degree on the services, knowledge and experience in food and beverage distribution of our senior management team, Galina Birca and Vladimir Enachi. Moreover, competition for personnel with relevant expertise in the international food distribution industry is intense due to the small number of qualified individuals and, as a result, we due to the start up nature of our business and limited resources may not be able to attract qualified replacement personnel in case of departure of our senior management. We are not insured against the detrimental effects to our business resulting from the loss or dismissal of our key personnel. The loss or decline in the services of members of our senior management team or an inability to attract, retain and motivate qualified key personnel would have a material adverse effect on implementation of our business plan, financial condition and results of operations.

WE FACE STRONG COMPETITION FROM LARGER AND BETTER-CAPITALIZED COMPANIES.

Competition in the food distribution industry is intense.  The Company’s primary competitors are multinational food distributors (such as Unilever, Kraft Foods, Inc., Nestle, etc.), national food distributors, and regional food distributors. The principal competitive factors include product price, quality and assortment of product lines, schedules and reliability of delivery, and the range and quality of customer services. Our competitors are well  established and significantly better funded than us. If we cannot successfully compete, our marketing and sales will suffer and we may not ever be profitable. Due to limited financing, and fierce competition from multinational food distributors we may not be able to generate revenues and will have to cease operations.

BECAUSE WE HAVE NO LONG-TERM CONTRACTS WITH SUPPLIERS AND DO NOT CONTROL THE ACTUAL PRODUCTION OF THE PRODUCTS WE RE-SELL, WE MAY BE UNABLE TO MAINTAIN ADEQUATE INVENTORY OF THE PRODUCTS.

Ecochild intends to obtain all of its food products from third-party suppliers.  The company does not plan to have long-term contracts with its suppliers committing them to provide products to it. Although the Company’s purchasing volume should provide  leverage  when dealing  with  suppliers,  suppliers  may not provide the  food  products and supplies Ecochild needs in the quantities it requests.  Because the Company does not control the actual production of the products it re-sells, the Company is also subject to delays caused by interruption in production based on conditions outside its control. These conditions include job actions or strikes by employees of  suppliers,  weather,  crop  conditions,  transportation interruptions  and  natural  disasters  or other  catastrophic  events.  The Company’s inability to obtain adequate supplies of its food products, as a result of any of the foregoing factors or otherwise, could mean that Ecochild could not fulfill its obligations to customers, and customers may turn to other wholesalers or distributors.

WE ARE IN A LOW MARGIN BUSINESS AND ITS PROFITABILITY MAY BE NEGATIVELY IMPACTED BY FOOD PRICE DEFLATION AND OTHER FACTORS.

The food distribution and wholesale industry is characterized by relatively high inventory turnover with relatively low profit margins. The Company intends to make a significant portion of its sales at prices that are based on the cost of products it re-sells plus a percentage mark up. As a result, the Company’s profit levels may be negatively impacted during periods of food price deflation, even though its gross profit percentage may remain relatively constant. The food marketing and distribution industry is sensitive to international, national and regional economic conditions. The Company’s operating results may be adversely affected by other factors, including difficulties with the collectability of accounts receivable, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Therefore the Company can provide no assurance that one or more of these factors will not adversely affect its future operating results.

BECAUSE OUR DIRECTORS OWN 62.33% OF OUR OUTSTANDING STOCK, THEY WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our directors, own approximately 62.33% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the     election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

The interests of these individuals  may  differ from the  interests  of the other  stockholders and thus   result   in   corporate  decisions  that  are  disadvantageous  to  other shareholders.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS AND THE FINRA’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2.       PROPERTIES

We do not hold ownership or leasehold interest in any property.

Item 3.       LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 2009.

PART II

Item 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since December 23, 2009 under the symbol “ECOH.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2009	High	Low

Fourth Quarter	NIL	NIL

Holders.

As of January 22, 2010, there are 31 record holders of 9,625,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

We completed an offering of 6,000,000 shares of our common stock at a price of $0.001 per share to our directors Galina Birca (3,000,000) and Vladimir Enachi (3,000,000), on April 21, 2009.  The total amount received from this offering was $6,000. We completed this offering pursuant to Regulation S of the Securities Act.

We completed an offering of 3,625,000 shares of common stock at a price of $0.008 per share to a total of 29 purchasers on July 31, 2009.  The total amount received from this offering was $29,000. We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

There have been no other issuances of common or preferred stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended October 31, 2009 or 2008.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate new customers and make sales that result in revenue.  We may have to seek out additional equity financing to provide for the capital required to continue to implement our business plan. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ecochild Inc. was formed as a corporation pursuant to the laws of the State of Nevada on December 18, 2007. Our plan is to build a diverse portfolio of organic, health and wellness grocery products manufactured by small and mid size North American manufacturers and sell them to the European market through a network of local and national distributors.

We plan to create a portfolio of grocery products by sourcing them through industry trade shows, directly contacting North American manufacturers, searching through food industry publications, ads and referrals. We are planning to start with two-three products in each of the following categories:

•         Natural and organic products (all-natural and heart healthy snack bars made with real ingredients like fruits and nuts, high quality organic chocolates, organic cereals, and energy bars).

•         Gluten free, wheat free, yeast free products (Gluten free cookies, crisps, baking mixes, cereals, spice blends, etc.)

•         Salt free or low sodium dietary products (low sodium, low fat, low calorie sauces, marinades, vinaigrettes, granolas, trial mixes, etc.)

•         Specialty gourmet products that carry uniquely American flavours (dry rubs and seasoning blends, barbeque sauces, marinades, etc.)

The European market is well developed and there is no shortage of particular products in any food category. We formed our business plan based on the average consumer behaviour, not on the shortage of any particular product. In our opinion, the consumer is always looking for new products to try in the same food category. We believe that a new brand from overseas, which has proven to be successful in its country of origin, has a chance to be successful in foreign markets. We are not taking into consideration the appeal of ethnic foods to various consumer groups. We will consider products based on their popularity amongst consumers in general.

Results of Operations

Financial Data Summary

	Year Ended October 31,	December 18, 2007 (Inception) Through October 31,
	2009	2008
Revenue	$9,850	$-
General and Administrative Expenses	$23,615	2,223
Net Loss	$20,565	$2,223

Revenue

Our gross revenue from sales of organic grocery products for the year ended October 31, 2009, was $9,850, compared to $Nil for the period from December 18, 2007 (Inception) through October 31, 2008.  Our cost of goods sold for the same year ended October 31, 2009 was $6,800 resulting in a gross profit of $3,050.

Operating Costs and Expenses

The major components of our expenses for the year ended October 31, 2009, and for the period from December 18, 2007 (Inception) through October 31, 2008, are outlined in the table below:

	Year	December 18, 2007
	Ended	(Inception) Through
	October 31,	October 31,
	2009	2008
Accounting and audit fees	$ 6,250	$ -
General and administrative	2,921	1,448
Legal fees	5,600	-
Management	1,750	-
Organization costs	-	775
Rent	2,607	-
Travel	4,487	-
	$ 23,615	$ 2,223

Operating Expenses

The increase our operating cost for the year ended October 31, 2009, compared to the period ended October 31, 2008, was due to the increase in general and administrative costs, management fees, travel expenses, rent and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources

Working Capital

	Year Ended October 31, 2009	December 18, 2007 (Inception) Through October 31, 2008

Current Assets	$21,308	$344
Current Liabilities	$9,446	$2,567
Working Capital (Deficiency)	$11,862	$(2,223)

Cash Flows

	Year Ended October 31, 2009	December 18, 2007 (Inception) Through October 31, 2008

Cash provided by ( used for) operating activities	$ (14,036)	$344
Cash used by Investing Activities	$-	$ -
Cash provided by(used for) financing activities	$35,000	$ -
Net increase in cash	$20,964	$-

We had cash of $21,308 accounts payable and accrued liabilities of $7,696 and amounts due to related party of $1,750 for a working capital of $11,862 as of October 31, 2009.

We expect spending approximately $5,000, subject to financing, on the initial testing of new products in the foreign market. As well, we anticipate spending an additional $10,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $15,000. We also expect spending approximately $15,000 in inventory purchasing, subject to financing and securing customers’ orders. Accordingly, we will need to obtain additional financing in order to continue working toward the completion of our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $14,036 during the year ended October 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the year ended October 31, 2009 and period ended October 31, 2008.

Cash from Financing Activities

To October 31, 2009, the Company has mostly funded its initial operations through the issuance of 9,625,000 shares of capital stock for proceeds of $35,000.

 Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities.  Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the year ended October 31, 2009, included in this annual report,  have been prepared on a going concern basis, which implies that our  company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $9,850 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2009, our company has accumulated losses of $22,788 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 ECOCHILD INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2009

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO FINANCIAL STATEMENTS

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ecochild Inc.

Charlestown, Massachusetts

I have audited the accompanying balance sheets of Ecochild Inc. (a development stage company) as of October 31, 2008 and 2009 and the related statements of operations, stockholders' equity and cash flows for the period from December 18, 2007 (inception) through October 31, 2008, the year ended October 31, 2009, and for the period from December 18, 2007 (inception) through October 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Ecochild Inc. as of October 31, 2008 and 2009 and the results of its operations and its cash flows for the period from December 18, 2007 (inception) through October 31, 2008, the year ended October 31, 2009, and for the period from December 18, 2007 (inception) through October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                /s/ Ronald R. Chadwick. P.C.

 January 19, 2010                                                               RONALD R. CHADWICK, P.C.

ECOCHILD INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	October 31, 2009	October 31, 2008
Current Assets:
Cash	$ 21,308	$ 344

Total current assets	21,308	344

Security deposit	350	-

Total Assets	$ 21,658	$ 344

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$ 7,696	$ 2,567
Due to related parties	1,750	-

Total current liabilities	9,446	2,567

Capital stock, $0.001 par value; 75,000,000 shares authorized;
9,625,000 shares issued and outstanding
(October 31, 2008-Nil)	9,625	-
Additional paid in capital	25,375	-
Deficit accumulated during the development stage	(22,788)	(2,223)

Total Stockholders' Equity	12,212	(2,223)

Total Liabilities and Stockholders' Equity	$ 21,658	$ 344

The accompanying notes are an integral part of these financial statements

ECOCHILD INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended	December 18, 2007	December 18, 2007
	October 31,	(Inception) Through	(Inception) Through
	2009	October 31, 2008	October 31, 2009

Sales	$ 9,850	$ -	$ 9,850.00
Cost of goods sold	6,800	-	6,800

Gross profit	3,050	-	3,050

Expenses:
Accounting and audit fees	6,250	-	6,250
General and administrative	2,921	1,448	4,369
Legal fees	5,600	-	5,600
Management	1,750	-	1,750
Organization costs	-	775	775
Rent	2,607	-	2,607
Travel	4,487	-	4,487

	23,615	2,223	25,838

Income (loss) before provision for income tax	(20,565)	(2,223)	(7,953)
	-

Provision for income tax	-	-	-

Net income (loss)	$ (20,565)	$ (2,223)	$ (22,788)

Net income (loss) per share	$ (0.01)	$ -

Weighted average number of common shares
outstanding	5,250,342	-

The accompanying notes are an integral part of these financial statements

ECOCHILD INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year	December 18, 2007	December 18, 2007
	Ended	(Inception) Through	(Inception) Through
	October 31,	October 31,	October 31,
	2009	2008	2009

Cash Flows From Operating Activities:
Net income (loss)	$ (20,565)	$ (2,223)	$ (22,788)
Adjustment to reconcile net income to net cash
provided by (used for) operating activities:
Security deposit	(350)	-	(350)
Accounts payable and accrued liabilities	5,129	2,567	7,696
Accounts payable related parties	1,750	-	1,750

Net cash provided by (used for) operating activities	(14,036)	344	(13,692)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	35,000	-	35,000

Net cash provided by (used for) financing activities	35,000	-	35,000

Net Increase in Cash	20,964	-	21,308

Cash At The Beginning of The Period	344	-	-

Cash At The End of The Period	$ 21,308	$ 344	$ 21,308

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ECOCHILD INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				During the
	Common Shares		Paid In	Development
	Number	Par Value	Capital	Stage	Total

Balances, December 18, 2007	-	$ -	$ -	$ -	$ -

Net gain (loss) for the period ended October 31, 2008	-	-	-	(2,223)	(2,223)

Balances, October 31, 2008	-	-	-	(2,223)	(2,223)

Issued for cash:
Common stock April, 2009 - at $0.001	6,000,000	6,000	-	-	6,000
Common stock July, 2009 - at $0.008	3,625,000	3,625	25,375	-	29,000
Net gain (loss) for the period ended October 31, 2009	-	-	-	(20,565)	(20,565)

Balances, October 31, 2009	9,625,000	$ 9,625	$ 25,375	$ (22,788)	$ 12,212

The accompanying notes are an integral part of these financial statements

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

Note 1            Nature and Continuance of Operations

 Organization

Ecochild Inc. (the “Company” or “Ecochild”) is a Nevada corporation in the development stage and has minimal operations. The Company was incorporated under the laws of the State of Nevada on December 18, 2007.  The proposed business plan of the Company is to sell and distribute organic food products.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company had a working capital at October 31, 2009 of $11,862, and has an accumulated deficit of $22,788 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of 9,625,000 shares of capital stock for the net proceeds of $35,000 and revenue from sales of $9,850. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2            Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

                  Revenue Recognition

The Company is in the development stage and has realized minimal revenues from operations.  Once Ecochild has commenced full operations, it will recognize revenue when the sale and/or distribution of food products is complete, risk of loss and title to the food products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by its customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons.  These incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the year ended October 31, 2009, and  2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  Ecochild establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

At October 31, 2009 the Company had a net operating loss carryforward of approximately$22,788 (October 31, 2008: $2,200) which begins to expire in 2029. The deferred tax asset of approximately $ 3,418 (October 31, 2008: $440) created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 was $3,419 (2008: $440).

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Ecochild could realize in a current market exchange.  As of October 31, 2009 and 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the year ended October 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the year ended October 31, 2009 and 2008.

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Note 3            Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year ended October 31, 2009, the Company issued:

a)        6,000,000 shares of common stock at $0.001 per share to its directors for total proceeds of

$6,000; and

b)       3,625,000 shares of common stock at $0.008 per share for total proceeds of $29,000.

To October 31, 2009, the Company has not granted any stock options or recorded any stock-based compensation.

Note 4            Related Party Transactions

The President of the Company provides management services to the Company. During the year ended October 31, 2009, management services of $1,750 (October 31, 2008 - $Nil) were charged to operations. As at October 31, 2009 the Company owed $1,750 for management fees.

Note 5            Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB accounting guidelines, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  These FASB accounting guidelines establishes new accounting and reporting standards for the noncontrolling interest in a

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  These FASB accounting guidelines clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  These FASB accounting guidelines also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

These FASB accounting guidelines is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of Ecochild does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB accounting guidelines “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133”.  These FASB accounting guidelines enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB accounting guidelines, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, these FASB accounting guidelines requires:

•         disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•         disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•         disclosure of information about credit-risk-related contingent features; and

•         cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

These FASB accounting guidelines is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Ecochild does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB accounting guidelines, “The Hierarchy of Generally Accepted Accounting Principles”.  These FASB accounting guidelines is intended to improve

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of these FASB accounting guidelines, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  These FASB accounting guidelines addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)       FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)       FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)       AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)       Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

These FASB accounting guidelines is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of Ecochild does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB accounting guidelines, “Accounting for Financial Guarantee Insurance Contracts” .  These FASB accounting guidelines clarifies how FASB Statement

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of these FASB accounting guidelines are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies”.  These FASB accounting guidelines requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

These FASB accounting guidelines is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of these FASB accounting guidelines.  Except for those disclosures, earlier application is not permitted.  Management of Ecochild does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB accounting guidelines, “Not-for-Profit Entities: Mergers and Acquisitions”.  These FASB accounting guidelines is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or non-profit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.       Determines whether a combination is a merger for an acquisition.

b.       Applies the carryover method in accounting for a merger.

c.        Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.

d.       Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2009

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending of FASB accounting guidelines, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

These FASB accounting guidelines is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition dates is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Ecochild does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB accounting guidelines, “Subsequent Events”.  These FASB accounting guidelines establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, these FASB accounting guidelines provides:

1.          The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.          The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.          The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of Ecochild does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2009 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position

Galina Birca	President, Chief Executive Officer, and Director
Vladimir Enachi	Chief Financial Officer, Secretary, Treasurer and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Galina Birca - President, C.E.O. Mrs. Birca is our Company’s President and Chief Executive Officer and is directly responsible for the day to day operations of our company. Mrs. Birca has gained her knowledge and experience in the food distribution industry working as sale representative for a food distribution company Agros Trading (July, 2003-September, 2008). From October 2008 to present, Mrs. Birca has worked as an independent broker for food companies specializing in non perishable organic grocery items.

Vladimir Enachi – Secretary, C.F.O. Mr. Vladimir Enachi has served as a director and Chief Financial Officer of the company since December 22, 2008. During the past five years Mr. Enachi was involved in sales and distribution of beer and other alcoholic beverages in Europe as an independent broker through Enachi & Partners. Mr. Enachi was instrumental in development of new distribution channels through mega retail chains and small independent retailers.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Galina Birca Vladimir Enachi	1(1) 1(1)	1 1	Nil Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Item 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

Compensation of Officers

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2009 and 2008 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Galina Birca (1) Chief Executive Officer, President	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	1,750 0	1,750 0
Vladimir Enachi (2) Chief Financial Officer, Treasurer & Secretary	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)           Mrs. Birca receives compensation of $250 monthly commencing in April 2009.

(2)           Mr. Enachi receives compensation of $0 monthly commencing in April 2009.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2009 and 2008.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

There were no other stock based awards under the 2009 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of September 30, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Galina Birca(1) Chief Executive Officer, President	—	—	—	$—	—	—	—	—	—
Vladimir Enachi, (2) Chief Financial Officer, Treasurer & Secretary	—	—	—	$—	—	—	—	—	—

Option Exercises and Stock Vested

There were no options exercised or stock vested during the year ended October 31, 2009.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2009 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2009 there were 48,494,666 shares of our common stock outstanding:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Title of Class	Directors and Officers:	(1)%
Common	Galina Birca CEO, President	3,000,000	31.17
Common	Vladimir Enachi CFO, Treasurer & Secretary	3,000,000	31.17
Common	All executive officers and directors as a group (2 persons)	6,000,000	62.34

(1)           Applicable percentage of ownership is based on 9,625,000 shares of common stock outstanding on October 31, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The President of the Company provides management services to the Company. During the year ended October 31, 2009, management fees of $1,750 were charged to operations.

We  have  not  entered  into  any transactions  with  our   officers, directors,   persons   nominated  for  these positions, beneficial owners of 5%  or  more  of  our  common  stock, or  family members of these persons wherein the amount involved  in  the  transaction  or a series of similar transactions exceeded $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Galina Birca, is also our chief executive officer, and our director, Vladimir Enachi, is also our chief financial officer. As a result, we do not have any independent directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended October 31, 2009, and 2008, we engaged Ronald R. Chadwick P.C., as our independent auditors.  For the years ended October 31, 2009, and 2008, we incurred fees as discussed below:

Fiscal Year Ended
	October 31, 2009	October 31, 2008

Audit fees	$3,250	-
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT NUMBER         DESCRIPTION

3.1

Articles of Incorporation filed with the Nevada Secretary of State on December 18, 2007. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 16, 2009.

3.2	Bylaws filed with the Nevada Secretary of State on December 18, 2007. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 16, 2009.

10.1	Brokerage Agreement. Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on September 16, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the January 26, 2010.

ECOCHILD INC.

By:	/s/ Galina Birca
Galina Birca
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ecochild Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Galina Birca	President, CEO and Director	January 26, 2010
Galina Birca
/s/Vladimir Enachi	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	January 26, 2010
Vladimir Enachi