Form 10-Q
period 2010-01-31
Ecochild Inc.
filed 2010-02-18
CIK 1471302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-161941

ECOCHILD INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	Pending
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Warren Street, 3rd Floor, Charlestown, MA	02129
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (617) 886-5154

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 18, 2010
Common Stock, $.001 par value	9,625,000

ECOCHILD INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 ECOCHILD INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO FINANCIAL STATEMENTS

ECOCHILD INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31,	October 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 484	$ 21,308
Prepaid expenses	200	-

Total current assets	684	21,308

Security deposit	350	350

Total assets	$ 1,034	$ 21,658

LIABILITIES & STOCKHOLDERS’EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 12,427	$ 7,696
Due to related parties	2,500	1,750

Total current liabilities	14,927	9,446

Capital stock $0.001 par value;
75,000,000 shares authorized; 9,625,000 shares issued and outstanding	9,625	9,625
Additional paid in capital	25,375	25,375
Deficit accumulated during the development stage	(48,893)	(22,788)

Total Stockholders’ Equity	(13,893)	12,212

Total Liabilities and Stockholders’ Equity	$ 1,034	$ 21,658

The accompanying notes are an integral part of these financial statements

ECOCHILD INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	December 18, 2007
	Ended	Ended	(Inception) Through
	January 31, 2010	January 31, 2009	January 31, 2010

Sales	$ -	$ -	$ 9,850
Cost of goods sold	-	-	6,800

Gross profit	-	-	3,050

Expenses:
Accounting and audit fees	5,250	-	11,500
General and administrative	5,569	167	9,938
Legal fees	1,175	-	6,775
Management	750	-	2,500
Organization costs	-	-	775
Rent	643	-	3,250
Transfer agent	12,718	-	12,718
Travel	-	-	4,487

	26,105	167	51,943

Income (loss) before provision for income tax	(26,105)	(167)	(48,893)

Provision for income tax	-	-	-

Net income (loss)	$ (26,105)	$ (167)	$ (48,893)

Net income (loss) per share	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding	9,625,000	-

The accompanying notes are an integral part of these financial statements

ECOCHILD INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	December 18, 2007
	Ended	Ended	(Inception) Through
	January 31, 2010	January 31, 2009	January 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$ (26,105)	$ (167)	$ (48,893)

Adjustment to reconcile net income to net cash
provided by (used for) operating activities:
Prepaid expenses	(200)	-	(200)
Security deposit	-	-	(350)
Accounts payable and accrued liabilities	4,731	-	12,427
Accounts payable related parties	750	-	2,500

Net cash provided by (used for) operating activities	(20,824)	(167)	(34,516)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	35,000
Common stock subscription	-	2,000	-

Net cash provided by (used for) financing activities	-	2,000	35,000

Net Increase (Decrease) In Cash	(20,824)	1,833	484

Cash At The Beginning Of The Period	21,308	344	-

Cash At The End Of The Period	$ 484	$ 2,177	$ 484

Schedule Of Non-Cash Investing And Financing
Activities
None
Supplemental Disclosure

Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ECOCHILD INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Deficit
				Accumulated
				During the
	Common Shares		Paid In	Development
	Number	Par Value	Capital	Stage	Total

Balances, December 18, 2007	-	$ -	$ -	$ -	$ -

Net gain (loss) for the period ended October 31, 2008	-	-	-	(2,223)	(2,223)

Balances, October 31, 2008	-	-	-	(2,223)	(2,223)

Issued for cash:
Common stock April, 2009 – at $0.001	6,000,000	6,000	-	-	6,000
Common stock July, 2009 – at $0.008	3,625,000	3,625	25,375	-	29,000
Net gain (loss) for the period ended October 31, 2009	-	-	-	(20,565)	(20,565)

Balances, October 31, 2009	9,625,000	9,625	25,375	(22,788)	12,212

Net gain (loss) for the period ended January 31, 2010	-	-	-	(26,105)	(26,105)

Balances, January 31, 2010	9,625,000	$ 9,625	$ 25,375	$ (48,893)	$ (13,893)

The accompanying notes are an integral part of these financial statements

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

Note 1        Nature and Continuance of Operations

 Organization

Ecochild Inc. (the “Company” or “Ecochild”) is a Nevada corporation in the development stage and has minimal operations. The Company was incorporated under the laws of the State of Nevada on December 18, 2007.  The proposed business plan of the Company is to sell and distribute organic food products.

Unaudited Financial Statements

The accompanying financial statements of Ecochild Inc. as of January31, 2010, and October 31, 2009, and for the three months ended January 31, 2010, and 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2010, and October 31, 2009, and the results of its operations and its cash flows for the three months ended January 31, 2010, and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending October 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of October 31, 2009, filed with the SEC for additional information, including significant accounting policies.

  Going Concern

These financial statements have been prepared on a going concern basis.  The Company had a working capital deficiency at January 31, 2010, of $14,243, and has an accumulated deficit of $48,893 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of 9,625,000 shares of capital stock for the net proceeds of $35,000 and revenue from sales of $9,850. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2        Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

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

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Ecochild could realize in a current market exchange.  As of January 31, 2010 and 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the period ended January 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the three-month periods ended January 31, 2010 and 2009.

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

During the year ended October 31, 2009, the Company issued:

a)       6,000,000 shares of common stock at $0.001 per share to its directors for total proceeds of $6,000; and

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

a)      3,625,000 shares of common stock at $0.008 per share for total proceeds of $29,000.

To January 31, 2010, the Company has not granted any stock options or recorded any stock-based compensation.

Note 4        Related Party Transactions

The President of the Company provides management services to the Company. During the three-month period ended January 31, 2010, management services of $750 (January 31, 2009 - $Nil) were charged to operations. As at January 31, 2010, the Company owed $2,500 for management fees.

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

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

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

      -   disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

      -   disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

      -   disclosure of information about credit-risk-related contingent features; and

      -   cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

These FASB accounting guidelines is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Ecochild does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB accounting guidelines, “The Hierarchy of Generally Accepted Accounting Principles”.  These FASB accounting guidelines is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

a)      FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

b)      AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

c)      Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

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

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

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

ECOCHILD INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Plan of Operation

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

Results of Operations

For the three months ended January 31, 2010 compared to January 31, 2009

We have not generated any revenues during the three months ended January 31, 2010, and 2009.

General and administrative expenses for the three months ended January 31, 2010, were $26,105 compared to $167 for the quarter ended January 31, 2009.  The increase was primarily attributable to increases in professional ($6,425) and transfer agent ($12,718) fees, management fees of $750, rent of $643, as well as an increase of $5,402 in other general and administrative expenses.

The Company did not record an income tax benefit for a pre-tax loss from continuing operations for the current year period because a deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.  The prior year quarter included an income tax benefit of $167 due to recording the benefit of losses and deferred tax assets that were used to offset deferred tax liabilities for the period.

Liquidity and Capital Resources

We have incurred $48,893 in operating losses since inception. As of January 31, 2010, we had $484 in cash compared to $21,308 at October 31, 2009.  As of January 31, 2010, we had a working capital deficiency of $14,243, compared to a working capital of $11,862 as of October 31, 2009.

Net cash used in operating activities for the three months ended January 31, 2010 was $20,824, compared with net cash used of $167 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the three months ended January 31, 2010 and 2009. Net cash provided by financing activities for the three months ended January 31, 2010 was $Nil, compared to net cash provided by financing activities in the prior year period of $2,000. We have not issued any stock or received any share subscription funds during the three months ended January 31, 2010. During the three months ended January 31, 2009 we received $2,000 in share subscription funds from our Director.

The Company must raise additional funds on an immediate basis in order to fund our continued operations.  We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Recent Accounting Pronouncements

See Note 5 to the Financial Statements.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                                          Description

3.1                                                       Articles of Incorporation (i)

3.2                                                       Bylaws (i)

31.1                                                     Section 302 Certification of Chief Executive Officer*

31.2                                                     Section 302 Certification of Chief Financial Officer *

32.1                                                     Section 906 Certification of Chief Executive Officer *

32.2                                                     Section 906 Certification of Chief Financial Officer *

*filed herewith

(i) Incorporated by reference to the Form S-1 registration statement filed on September 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 18, 2010

ECOCHILD INC.

By:	/s/ Galina Birca
Galina Birca
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ecochild Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Galina Birca	President, CEO and Director	February 18, 2010
Galina Birca
/s/Vladimir Enachi	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	February 18, 2010
Vladimir Enachi