Form 10-Q
period 2010-04-30
AIVTECH INTERNATIONAL GROUP CO.
filed 2010-06-14
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-161941

AIVTECH INTERNATIONAL GROUP CO.
(Exact Name of Registrant as Specified in its Charter)

Nevada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1305 East, Hightech Plaza, Phase 2, Tian'An Cyber Park, FuTian District, ShenZhen City, GuangDong Province, China	518034
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: +86 (139) 2349-3889

ECOCHILD INC.
 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 14, 2010, there were 20,000,000 shares outstanding of the registrant’s common stock.

AIVTECH INTERNATIONAL GROUP CO.

FORM 10-Q

April 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4T.	Controls and Procedures	3

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	4
Item 1A.	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	(Removed and Reserved)	4
Item 5.	Other Information	4
Item 6.	Exhibits	4

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 ECOCHILD INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2010

(UNAUDITED)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1-F-2

Balance Sheets	F-3

Statements of Income	F-4

Statements of Cash Flows	F-5

Statements of Stockholders’ Equity	F-6

Notes to Financial Statements	F-7 - F-12

F-

ACSBAcquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36th Floor
732.855.9600	New York, NY 10119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Ecochild, Inc.

We have reviewed the accompanying balance sheets of Ecochild Inc. as of April 30, 2010, and the  statements of operations for the three and six months ended April 30, 2010 and  statements of cash flows for the six months ended April 30, 2010.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should be the Company be unable to continue as a going concern.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
June 11, 2010

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

Aurora, Colorado                                                              /s/ Ronald R. Chadwick. P.C.
January 19, 2010                                                               RONALD R. CHADWICK, P.C.

ECOCHILD INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
APRIL 30, 2010 AND OCTOBER 31, 2009

	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$206	$21,308
Prepaid expenses	-	-

Total Current Assets	206	21,308

Security deposit	350	350

Total Assets	$$556	$21,658

Current Liabilities
Accounts payable and accrued liabilities	$16,427	$7,696
Due to related parties	5,214	1,750
Total Current Liabilities	21,641	9,446

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 shares authorized,
9,625,000 shares issued and outstanding at April 30,2010 and October 31,2009	9,625	9,625
Additional paid-in capital	25,375	25,375
Retained earnings(deficit)	(56,085)	(22,788)
Total Stockholders' Equity	(21,085)	12,212

Total Liabilities and Stockholders' Equity	$556	$21,658

The accompanying notes are an integral part of these financial statements.

ECOCHILD INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			December 18, 2007
	Three months ended	Six months ended	(Inception) through
	April 30, 2010	April 30, 2010	April 30, 2010

Sales, net	$-	$-	$9,850

Cost of sales	-	-	6,800

Gross profit	-	-	3,050

Expenses:
Accounting and audit fees	4,000	9,250	15,500
General and administrative	2,572	8,340	12,710
Legal fees	-	1,175	6,775
Management	-	750	2,500
Organizaiton costs	-	-	775
Rent	420	1,064	3,670
Transfer agent	-	12,718	12,718
Travel	-	-	4,487
Total other Income (Expense)	6,992	33,297	59,135

Income before income taxes	(6,992)	(33,297)	(56,085)

Provision for income taxes	-	-	-

Net income	$(6,992)	$(33,297)	$(56,085)

Net income per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average common shares outstanding
Basic	9,250,000	9,250,000
Diluted	9,250,000	9,250,000

The accompanying notes are an integral part of these financial statements.

ECOCHILD INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
		December 18, 2007
	Six Months Ended	(Inception) through
	April 30, 2010	30-Apr-10
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(33,297)	$(56,085)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Security deposit	-	(350)
Accounts payable and accrued liabilities	8,731	16,427
Due to related parties	3,464	5,214

Net cash provided by (used in) operating activities	(21,102)	(34,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	35,000

Net cash provided by (used in) financing activities	-	35,000

Net Increase (Decrease) in cash and cash equivalents	(21,102)	206

Cash and cash equivalents, beginning balance	21,308	-

Cash and cash equivalents, ending balance	$206	$206

SUPPLEMENTAL DISCLOSURES:
Interest payments	$-	$-
Income tax payments	$-	$-

 The accompanying notes are an integral part of these financial statements.

ECOCHILD INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Capital Stock		Paid-in	Retained	Stockholders
	Shares	Amount	Capital	Earnings(Deficit)	Equity

Balance December 18, 2007	-	$-	$-	$	$-

Net income (loss) for the period ended October 31, 2008	-	-	-	(2,223)	(2,223)

Balance , October 31, 2008	-	$-	$-	$(2,223)	$(2,223)

Issued for cash:
Common stock April, 2009- at $ 0.001	6,000,000	6,000			6,000
Common stock July, 2009 - at $0.008	3,625,000	3,625	25,375		29,000
Net income(loss) for the period ended October 31, 2009				(20,565)	(20,565)
Balance, Octorber 31, 2009	9,625,000	$9,625	$25,375	$(22,788)	$12,212

Net income(loss) for the period ended April 30, 2010				(33,297)	(33,297)
Balance April 30, 2010	9,625,000	$9,625	$25,375	$(56,085)	$(21,085)

 The accompanying notes are an integral part of these financial statements.

ECOCHILD INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

 Note 1- Nature and Continuance of Operations

Organization

Ecochild Inc. (the “Company” or “Ecochild”) is a Nevada corporation in the development stage and has minimal operations. The Company was incorporated under the laws of the State of Nevada on December 18, 2007.  The proposed business plan of the Company is to sell and distribute organic food products.

Unaudited Financial Statements

The accompanying financial statements of Ecochild Inc. as of April 30, 2010, and October 31, 2009, and for the six months ended April 30, 2010 and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2010, and October 31, 2009, and the results of its operations and its cash flows for the six months ended April 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending October 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of October 31, 2009, filed with the SEC for additional information, including significant accounting policies.

 Going Concern

These financial statements have been prepared on a going concern basis.  The Company had a working capital deficiency at April 30, 2010 of $21,235, and has an accumulated deficit of $56,085 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of 9,625,000 shares of capital stock for the net proceeds of $35,000 and revenue from sales of $9,850. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

 Note 2-Summary of Significant Accounting Policies

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

ECOCHILD INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

Note 2-Summary of Significant Accounting Policies(Continued)

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for six months ended April 30, 2010.

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

ECOCHILD INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

Note 2-Summary of Significant Accounting Policies(Continued)

Income Taxes(Continued)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Ecochild could realize in a current market exchange.  As of April 30, 2010 and October 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the period ended April 30, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the six-month periods ended April 30, 2010.

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

ECOCHILD INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

 Note 3-Capital Stock

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

To April 30, 2010, the Company has not granted any stock options or recorded any stock-based compensation.

Note 4- Related Party Transactions

The President of the Company provides management services to the Company. During the six-month period ended April 30, 2010, management services of $750 (January 31, 2009 - $Nil) were charged to operations. As at April 30, 2010, the Company owed $2,500 for management fees.

Note 5-Recent Accounting Pronouncements

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, SFAS No 159 was superseded by the Financial Instruments Topic of FASB Accounting Standards Codification (“ASC 825”), the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, SFAS No 159 was superseded by the Financial Instruments Topic of FASB Accounting Standards Codification (“ASC 825”), the adoption of this accounting requirement has no effect on the Company’s consolidated financial statements.

ECOCHILD INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL, 2010
(UNAUDITED)

Note 5-Recent Accounting Pronouncements(Continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). SFAS No 160 was superseded by the Consolidation Topic of FASB Accounting Standards Codification (“ASC 810”) The Company adopted SFAS 160 on January 1, 2009. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No 161 was superseded by the Derivative and Hedging Topic of FASB Accounting Standards Codification (“ASC 815”).

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  SFAS No 162 was superseded by the General Accounting Principle Topic of FASB Accounting Standards Codification (“ASC 105”).

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

ECOCHILD INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010
(UNAUDITED)

 Note 5-Recent Accounting Pronouncements(Contined)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

Note 6- Subsequent Event

The Company evaluated subsequent events through the time of the filing for items affecting the six months ended April 30, 2010.

On May 12, 2010, the Company completed a merger with AIVtech Holding(Hongkong) Limited (“AIVtech”). Pursuant to the Share Exchange Agreement with AIVtech and the shareholders of AIVtech AIVtech became a wholly-owned subsidiary of the Company and the Company intends to change its corporate name to AIVtech International Group Co.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC, and the Company’s current report on Form 8-K filed with the SEC on May 14, 2010, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.  Unless the context otherwise requires, the terms “we,” the “Company,” “us,” or “AIVtech” refer to AIVtech International Group Co.

Unless otherwise indicated, all amounts herein are expressed in US Dollars.

Company Overview

We were formed as a corporation pursuant to the laws of the State of Nevada on December 18, 2007.  Our plan was to build a diverse portfolio of organic, health and wellness grocery products manufactured by small and mid size North American manufacturers and sell them to the European market through a network of local and national distributors. We were a development stage company and had limited active business operations and no significant assets. We had limited revenues and had incurred losses since our inception on December 18, 2007.

Recent Development

On May 12, 2010, we completed the acquisition of AIVtech Holding (Hong Kong) Limited (“AIVtech-HK”), a company that is in the business of designing, manufacturing and selling electronic furniture, digital/multimedia speakers, and LCD/LED television, by means of a share exchange. Pursuant to the terms of the exchange agreement, we acquired all of the outstanding shares of AIVtech-HK from the AIVtech-HK shareholders; and AIVtech-HK shareholders transferred and contributed all of their interests to us. In exchange, we (1) issued to the AIVtech-HK shareholders, their designees or assigns, an aggregate of 10,375,000 shares or 51.88% of the shares of our common stock issued and outstanding after the closing, at $0.005 per share; and (2) pay cash of $3,948,125 to the AIVtech-HK shareholders.  AIVtech-HK owns 100% of ShenZhen AIV Electronics Company Limited (“Shenzhen AIVtech”), and ShenZhen AIVtech owns 70% of DongGuan AIV Electronics Company Limited (“Dongguan AIVtech”). Pursuant to the Exchange Agreement, AIVtech-HK became a wholly-owned subsidiary of the Company, and the Company own 100% of ShenZhen AIVtech through AIVtech, and 70% of DongGuan AIVtech through ShenZhen AIVtech.

Our company, through ShenZhen AIVtech and DongGuan AIVtech, engages in the business of designing, manufacturing and selling electronic furnitures, digital/ multimedia speakers, and LCD/LED televisions under its own products brand – AIV, which stands for Audio & Interactive Video. Besides our own AIV brand, we also specialize in the OEM (Original Equipment Manufacturing) and ODM (Original Design Manufacturing) services.

Results of Operations

For the three months ended April 30, 2010

We have not generated any revenues during the three months ended April 30, 2010.

General and administrative expenses for the three months ended April 30, 2010, were $6,992.

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

Liquidity and Capital Resources

We have incurred $56,085 in operating losses since inception. As of April 30, 2010, we had $206 in cash compared to $21,308 at October 31, 2009.  As of April 30, 2010, we had a working capital deficiency of $21,435, compared to a working capital of $11,862 as of October 31, 2009.

Net cash used in operating activities for the three months ended April 30, 2010 was $21,102. No cash was used in investing activities during the three months ended April 30, 2010. Net cash provided by financing activities for the three months ended April 30, 2010 was $Nil. We have not issued any stock or received any share subscription funds during the three months ended April 30, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 8-K filed with the SEC on May 14, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as previously disclosed in the Company’s Form 8-K filed with the SEC on May 14, 2010, there were no unregistered sales of Equity Securities and Use of Proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There is no other Information required to be disclosed under this Item which was not previously disclosed.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIVTECH INTERNATIONAL GROUP CO.

Date: June 14, 2010	By:	/s/ JinLin Guo
JinLin Guo President, CEO and Chairman of the Board of Directors

AIVTECH INTERNATIONAL GROUP CO.

Date: June 14, 2010	By:	/s/ YiLin Shi
YiLin Shi Principal Financing Accounting and Chief Financial Officer