Form 10-Q
period 2010-06-30
AIVTECH INTERNATIONAL GROUP CO.
filed 2010-08-12
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 11, 2010, there were 20,000,000 shares outstanding of the registrant’s common stock.

AIVTECH INTERNATIONAL GROUP CO.

FORM 10-Q

June 30, 2010

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIVtech International Group Co.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

AIVtech International Group Co.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited Pro forma)
CURRENT ASSETS:
Cash and cash equivalents	$3,928,055	$3,605,741
Accounts receivable	3,867,939	2,040,088
Other receivable, net	191,990	42,121
Inventories	1,736,096	5,073,436
Total current assets	9,742,080	10,761,386

NON-CURRENT ASSETS
Property, plant and equipment, net	1,071,748	1,015,570
TOTAL ASSETS	$10,795,828	$11,776,956

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payables and accrued expenses	$2,502,122	$5,431,006
Short term loan	737,307	-
Income tax payable	240,059	233,191
Other payable	48,006	-
Due to shareholder	10,736	29,252
Dividend payable		4,400,634
Total current liabilities	3,538,228	10,094,083

OTHER LIABILITIES Minority interest	573,695	439,264
TOTAL LIABILITIES	4,111,923	10,533,347

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 75,000,000 shares authorized;	20,000	20,000
20,000,000 shares issued and outstanding
as of June 30,2010 and December 31,2009, respectively
Additional paid-in capital	621,916	621,916
Statutory reserve	346,990	346,990
Retained earnings	5,286,069	(132,007)
Accumulated other comprehensive income	408 ,930	386,710
Total stockholders' equity	6,683,905	1,682,873
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,795,828	$11,776,956

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)
Sales, net	$28,682,405	$11,801,267
Cost of sales	(21,226,969)	(8,613,991)
Gross profit	7,455,436	3,187,276

Operating income/(expenses)
Selling, general and administrative expenses	(1,152,837)	(990,065)

Income from Operations	6,302,600	2,197,211

Other income/(expenses)	7,209	2,044
Interest expense	(6,327)
Profit before income tax	6,303,482	2,199,255

Income taxes	(750,976)	(219,926)

Net income before Minority interest	5,552,506	1,979,330

Minority interest	(134,430)	-

Net income	$5,418,076	$1,979,330

Comprehensive income
Net Income	$5,418,076	$1,979,330
Other Comprehensive Income
Foreign currency translation adjustment	22,220	(15,629)
Total comprehensive income	$5,440,296	$1,963,701

EPS
Basic and diluted net income (loss) per share:	0.27	0.10
Weighted average number of basic and diluted shares outstanding	20,000,000	20,000,000

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)
Sales, net	$9,536,238	$7,916,721
Cost of sales	(7,142,115)	(5,777,459)
Gross profit	2,394,123	2,139,262

Operating income/(expenses)
Selling, general and administrative expenses	(477,982)	(552,352)

Income from Operations	1,916,142	1,586,910

Other income/(expenses)	7,209	422
Interest expense	(6,327)
Profit before income tax	1,917,024	1,587,332

Income taxes	(240,538)	(158,734)
Net income before Minority interest	1,676,486	1,428,599

Minority interest	(56,951)	-

Net income	$1,619,535	$1,428,599

Comprehensive income
Net Income	$1,619,535	$1,428,599
Other Comprehensive Income
Foreign currency translation adjustment	25,566	(32,759)
Total comprehensive income	$1,645,101	$1,395,840

EPS
Basic and diluted net income (loss) per share:	0.08	0.07
Weighted average number of basic and diluted shares outstanding	$20,000,000	$20,000,000

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010

			Accumulated
		Accumulated	Other		Additional
	Common	Retained	Comprehensive	Statutory	Paid-in	Total
	Stock	Earnings/(Deficit)	Income/(Loss)	Reserve	Capital	Equity

Balance, January 1, 2010	$20,000	$(132,007)	$386,710	$346,990	$621,916	$1,243,609
Net income		5,418,076				5,418,076
Foreign currency translation
adjustments			22,220			22,220
Balance, June 30, 2010	$20,000	$5,286,068	$408,930	$346,990	$621,917	$6,683,905

Balance, January 1, 2009	$20,000	$5,569,893	$399,049	$346,990	$621,916	$6,957,848
Dividends declared		(13,177,831)				(13,177,831)
Net income		7,475,931				7,475,931
Foreign currency translation
adjustments			(12,339)			(12,339)
Balance, December 31, 2009	$20,000	$(132,007)	$386,710	$346,990	$621,916	$1,243,609

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CASH FLOWS FROM OPERATING ACTIVITIES：	2010	2009
	(Unaudited)	(Unaudited)
Net income	$5,418,076	$1,979,330
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	82,441	69,198
Net income attributed to minority interest minority interest	134,431	-
Changes in assets and liabilities provided/(used) cash :
Accounts receivable	(1,827,851)	(2,347,253)
Other receivable	(149,869)	(69)
Due from related party	-	1,523
Due to related party	(18,516)	(732)
Inventories	3,337,340	(5,611,234)
Accounts payable and accrued expenses	(2,928,884)	1,475,782
Other payables	48,006	2,179,599
Income tax payable	6,868	158,544
Net cash provided by operating activities	4,102,041	(2,095,311)

CASH FLOWS FROM INVESTING ACTIVITIES：
Purchase of property & equipment	(138,619)	(72,160)
Net cash used in investing activities	(138,619)	(72,160)

CASH FLOWS FROM FINANCING ACTIVITIES：
Addition in short-term loan	737,307	-
Dividends paid	(4,400,634)	-
Net cash used in financing activities	(3,663,327)	-

Effect of exchange rate changes on cash and cash equivalents	22,220	(15,628)

Net change in cash and cash equivalents	322,314	(2,183,099)
Cash and cash equivalents, beginning of period	3,605,741	2,443,464
Cash and cash equivalents, end of period	$3,928,055	$260,365

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$744,108	$61,381
Interest paid	$6,327	$-

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 1 - ORGANIZATION

The Company is engaged in manufacturing casual furniture audio series, multimedia speakers, and LED.

AIVtech International Group Co., formerly known as Ecochild, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 18, 2007. On May 12, 2010, the Company completed a share exchange transaction with AIVtech Holding (Hong Kong) Limited (“AIVtech”) and its shareholders that resulted in AIVtech becoming a wholly-owned subsidiary. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) will, in substance, be those of AIVtech (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction.

AIVtech owns 100% of ShenZhen AIV Electronics Company Limited (“Shenzhen AIVtech”), and ShenZhen AIVtech owns 70% of DongGuan AIV Electronics Company Limited (“Dongguan AIVtech”). Pursuant to the Exchange Agreement, AIVtech became a wholly-owned subsidiary of the Company, and the Company own 100% of ShenZhen AIVtech through AIVtech, and 70% of DongGuan AIVtech through ShenZhen AIVtech.

AIVTech (H.K.) Co., Ltd was incorporated on November 4, 2005 under the laws of Hong Kong, is a holding company with subsidiaries engaged in manufacturing casual furniture audio series, multimedia speakers, and LED Shenzhen AIV Electronics Co., Ltd was incorporated on April 9, 2009 under the laws of the People’s Republic of China. Dongguan AIV Electronics Co., Ltd was organized in December of 2009 under the laws of the Peoples Republic of China (PRC). Collectively these corporations are referred to herein as the Company.

As of June 30, 2010, the Subsidiaries of the Company are as follows:

AIVTech International
Group Co.

100%

AIVTech Holding
(H.K.) Co., Ltd

100%

Shenzhen AIV
Electronics Co., Ltd

70%

Dongguan AIV	30%	Guo Jinlin
Electronics Co., Ltd

These consolidated financial statements have been prepared on a historical pro-forma basis.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the pro forma historical results of the consolidated group. The Company's functional currency is the Chinese Renminbi, however the accompanying unaudited condensed consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment
As of June 30, 2010 and December 31, 2009, the accounts of AIVTech International Group Co., AIVTech Holding (H.K.) Limitted, Shenzhen AIV Electronics Co., Ltd, and Dongguan AIV Electronics Co., Ltd were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity was translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of AIVTech International Group Co. and its subsidiaries, AIVTech Holding (H.K.) Limited, Shenzhen AIV Electronics Co., Ltd., and Dongguan AIV Electronics Co., Ltd, collectively referred to herein as the Company.  All intercompany transactions and accounts have been eliminated in consolidation.

Risks and Uncertainties
The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies
Certain conditions may exist as of the date the financial statements are issued. These conditions may result in a future loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. There was no contingent liability requiring a provision for losses at June 30, 2010.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable
Accounts receivable on a consolidated basis consist principally of amounts due from trade customers.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required. Certain credit sales are made to industries that are subject to cyclical economic changes.
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments are to cover potential credit losses.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client’s account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company’s failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition, and results of operations.

Allowance for doubtful accounts amounted to $-0- and $-0- as of June 30, 2010 and December 31, 2009, respectively.

Property, Plant & Equipment
Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for additions and major improvements.  Maintenance and repairs are charged to operations as incurred while additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.

Machinery	10 years
Office Furniture & Equipments	5 years
Motor vehicles	5 years

As of June 30, 2010 and December 31, 2009, Property, Plant & Equipment of consist of the following:
	June 30,	December 31,
	2010	2009
Machinery	$1,217,299	$1,080,370
Office Furniture & Equipments	116,838	115,148
Motor vehicles	172,835	172,835
	1,506,972	1,368,353
Accumulated depreciation	(435,224)	(352,783)
Property and equipment, net	$1,071,748	$1,015,570

Depreciation expense for the years ended June 30, 2010 and 2009 was $82,441 and $69,198, respectively.

Long-Lived Assets
Effective January 1, 2002, the Company adopted the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2010, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments
 FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Stock-Based Compensation
The company accounted for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted. SFAS No. 123(R) was superseded by the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification (“ASC 718”).

Revenue Recognition
The Company’s revenue recognition policies are in compliance with FASB Accounting Standards Codification Topic on Revenue Recognition (“ASC 605”). Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising costs were $92,605 and $155,049 for the six months ended June 30, 2010 and 2009, respectively.

Segment Reporting
ASC 280-10 (formerly, SFAS No. 131, “Disclosure About Segments of and Enterprise and Related Information”), requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes
The Company utilizes FASB Accounting Standards Codification Topic on Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2010 and December 31, 2009, there were no deferred taxes.

Basic and Diluted Earnings per Share
Earnings per share are calculated in accordance with the Earnings Per Share Topic of the FASB Accounting Standards Codification (“ASC 260”). Net income per share for all periods presented has been restated to reflect the adoption of ASC 260. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows
In accordance with FASB Accounting Standards Codification Topic on Statement of Cash flows (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.

The Company has a diversified customer base, mostly located in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Recent Accounting Pronouncements
In February, 2007, FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’ – Including an Amendment of FABS Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, SFAS No 159 was superseded by the Financial Instruments Topic of FASB Accounting Standards Codification (“ASC 825”).

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - INVENTORIES

Inventories are stated at the lower of cost or market value. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. The inventories are valued using weighted average method.

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$186,230	$2,830,746
Work in progress	1,447,675	2,141,035
Finished goods	102,191	101,655
Totals	$1,736,096	$5,073,436

Note 4 – DUE TO RELATED PARTY

At June 30, 2010 and December 31, 2009 due to related party was $10,736 and $29,252, respectively, which were due to a shareholder.

Notes 5 – SHORT TERM LOANS

	6/30/2010	12/31/2009
Dongguan Shilong Industry Co., Ltd	$737,307	$-
	$737,307	$-

As of June 30, 2010, outstanding bank loan was comprised of:
Bank loans of $737,307 with an annual interest rate of 5.4% was guaranteed by the former shareholders of Shenzhen AIV Electronics Co., Ltd.

Notes 6 – INCOME TAXES

The Company is subject to the Income Tax Laws of PRC. All of the provisions for the three and six month periods ended June 30, 2010 and 2009 pertain to PRC taxes.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is now at a statutory rate of 25% from January 1, 2008. On May 18, 2006 Shenzhen AIV Electronics Co., Ltd. received a special economic zone tax remission for two years and a subsequent half reduction for the three subsequent years, while DongGuan AIV Electronics Co., Ltd. was subject to statutory rate of 25%.

ASC 740, Accounting for Income Taxes (“ASC 740”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion more likely than will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Effective January 1, 2007, we adopted the provisions of FASB Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The standard prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended June 30, 2010 and 2009.  Accordingly, we have not accrued any interest and penalties through June 30, 2010.

Note 7 – COMMITMENTS

The Company leases facilities with expirations dates between December 2009 and December 2015. Rental expense for the six months ended June 30, 2010 and year ended 2009 was $117,086 and $4,840, respectively. The Company has future minimum lease obligations as of June 30, 2010 as follows:

2010	$295,408
2011	$414,656
2012	442,360
2013	449,286
2014	459,675
2015	115,785
Thereafter	-
Total	$2,,177,170

Note 8 - CONCENTRATIONS

The Company had top five customers who together accounted for approximately 86% of the Company’s revenues for the six months ended June 30, 2010. Five customers accounted for approximately 87% of the Company’s accounts receivable at June 30, 2010.

The Company had top five vendors who together accounted for approximately 54% of the Company's purchases for six months ended June 30, 2010. Five vendors accounted for approximately 52% of the Company’s accounts payable at June 30, 2010.

Top five customers accounted for more than 83% of the Company's sales for the six months ending June 30, 2009. For the six months ending June 30, 2009, top five vendors accounted for approximately 58% of purchases.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of June 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income
Balance December 31, 2008	$399,049	$399,049
Changes for year ended December 31, 2009	(12,339)	(12,339)
Balance at December 31, 2009	386,710	386,710
Changes for the six months ended June 30, 2010	22,220	22,220
Balance at June 30, 2010	$408,930	$408,930

Note 10 – SUBSEQUENT EVENTS

For the six months ended June 30, 2010, the Company evaluated subsequent events for potential recognitions and disclosure from January 1, 2010 through August 10, 2010, the date the financial statements were available to be issued, and has not identified any additional subsequent events that required adjustment or disclosure, in these financial statements.

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

Company Overview

On May 12, 2010, AIVtech International Group Co., formerly known as Ecochild, Inc. (the “Company” or “ECOH”) entered into a Share Exchange Agreement (“Exchange Agreement”) by and among ECOH, AIVtech Holdings (Hong Kong) Limited (“AIVtech-HK”), and the shareholders of AIVtech-HK. The closing of the transaction (the “Closing”) took place on May 12, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares of AIVtech-HK from the AIVtech-HK shareholders; and AIVtech-HK shareholders transferred and contributed all of their Interests to the Company. In exchange, the company (1) issued to the AIVtech-HK shareholders, their designees or assigns, an aggregate of 10,375,000 shares (the “ Shares Component”) or 51.88% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.005 per share; and (2) pay cash (the “Cash Component”) of $3,948,125 to the AIVtech-HK shareholders.  The Cash Component is payable within 12 months after the Closing as evidenced by the promissory note that is attached as an exhibit to the Exchange Agreement. The parties understand and acknowledge that such exchange is based upon an acquisition value of AIVtech-HK at US $4,000,000, which is agreed and acceptable by all parties. In addition, Jie Zhang, the major shareholder of the Company before the Closing, transferred 1,770,000 shares to Jinlin Guo and 1,239,000 shares to Lanbin Ding, through Guo Jin Tong Investment (Hong Kong) Limited on July 13. Jinlin Guo and Lanbin Ding are the shareholders of AIVtech-HK, as well as the directors and officers of AIVtech-HK.

AIVtech-HK owns 100% of ShenZhen AIV Electronics Company Limited (“Shenzhen AIVtech”), and ShenZhen AIVtech owns 70% of DongGuan AIV Electronics Company Limited (“Dongguan AIVtech”). Pursuant to the Exchange Agreement, AIVtech-HK became a wholly-owned subsidiary of the Company, and the Company own 100% of ShenZhen AIVtech through AIVtech-HK, and 70% of DongGuan AIVtech through ShenZhen AIVtech.

The Company reports its operations under single segment which focus on the business of designing, manufacturing and selling electronic furniture, digital/multimedia speakers, and LCD/LED television.

Results of Operations

The following tables present certain information from the consolidated statement of operations of AIVtech International Group Co. for the three and six months ended June 30, 2010 and June 30, 2009.

	THREE MONTHS ENDED	THREE MONTHS ENDED
	JUNE 30 2010	JUNE 30 2009	%Change

Sales, net	$9,536,238	$7,916,721	20%
Cost of sales	(7,142,115)	(5,777,459)	24%
Gross profit	2,394,123	2,139,262	12%

Operating income/(expenses)
Selling, general and administrative expenses	(477,982)	(552,352)	-13%

Income from Operations	1,916,142	1,586,910	21%

Other income/(expenses)	7,209	422	1608%
Interest expense	(6,327)	-	-
Profit before income tax	1,917,024	1,587,332	21%

Income taxes	(240,538)	(158,734)	52%

Net income before Minority interest	1,676,486	1,428,599	17%

Minority interest	(56,951)	-	-

Net income	$1,619,535	$1,428,599	13%

Sales

Presently, the Company’s products can be divided into three categories: casual furniture audio, multi-media speakers and LEDTV. And furniture audio is the leading selling product of the Company. Sales for the three months ended June 30, 2010 totaled $9,536,238 compared to $7,916,721 for the three months ended June 30, 2009, an increase of $1,619,517, or approximately 20%. Sales for the six months ended June 30, 2010 totaled $28,682,405 compared to $11,801,267 for the six months ended June 30, 2009, an increase of $16,881,138 or approximately 143%. These increases are attributable to contracts with new customers and great volume on sales. The details are as followings:

1) the leading product of furniture audio is irreplaceable in the existing market, and it’s not easy for other companies to copy their products ; 2) the new product of LED TV was sold from June of 2010; 3) the multi-media industry has expanded very well since the year end of 2008. Pearl River Delta is the global production base for multi-media products. However, affected by the global economic crisis, about 60% of similar multi-media products manufactures went bankrupt, then, the chance was brought to the rest of surviving manufactures like AIVtech. When economic recovery, the order demands were sharply increased.

Gross Profit

The Company's gross profit for the three months ended June 30, 2010 was $ 2,394,123 (or 25% of revenue) compared to $ 2,139,262 (or 27% of revenue) for the three months ended June 30, 2009. The gross profit for the six months ended June 30, 2010 was $ 7,455,436 (or 26% of revenue) compared to $3,187,276 (or 27% of revenue) for the six months ended June 30, 2009. No great change on gross profit margin. That’s because the management determine to maintain the stable gross profit rate with 27% approximately.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2010 reflected decreases of $74,370, or approximately 13%from the comparable 2009 periods.  These decreases are due to lower advertising and research and development expense. The Company didn’t do more promotion, and researching including development and inspection of mold, for the products since the Company determine to maintain the existing types of products and sales grow steadily.

Selling, general and administrative expense for the six months ended June 30, 2010 increased $162,772, or approximately 16%, from the comparable 2009 periods. The increases are due to payroll and consulting expense.

Other Income

Other income was $7,209 for the three and six month periods ended June 30, 2010 compared to $422 and $2,044 for the three and six month periods ended June 30, 2009. The increase was due to additional interest income.

Interest Expense

Interest expense was $6,327 for the three and six month periods ended June 30, 2010. These increases mainly result from the additional bank loan in 2010 incurred to support the increased working capital.

Provision for Income Taxes

The Company is subject to the income tax laws of the People's Republic of China ("PRC"). The PRC’s Enterprise Income Tax is now at a statutory rate of 25% from January 1, 2008. But the subsidiary, on May 18, 2006 Shenzhen AIV Electronics Co., Ltd. received a special economic zone tax remission for two years and a subsequent half reduction for the three subsequent years and implement income tax rate of 11%. For the three and six month periods ending June 30, 2010, the Company accrued $240,538 and $750,976 in income taxes, representing 13% and 12% of its pre-tax income, respectively.

Net Income

Net income was $1,619,535 for the three months ended June 30, 2010, compared to net income of $1,428,599 for the three months ending June 30, 2009. Net income was $5,418,076 for the six months ended June 30, 2010, compared to net income of $1,979,330 for the comparable 2009 period. This improvement reflects the increased revenue discussed above.

Liquidity and Capital Resources

At June 30, 2010, cash and cash equivalents were $3,928,055 as compared to $3,605,741 at December 31, 2009.  Current assets totaled $9,724,080, and current liabilities were $3,538,228. The components of the $322,314 increase of cash and cash equivalents are reflected below.

Cash Flow

	Six months ended	Six months ended
	June 30,2010	June 30, 2009
Net cash provided (used) by operating activities	$4,102,041	$(2,095,311)
Net cash used by investing activities	(138,619)	(72,160)
Net cash (used)/provided by financing activities	(3,663,327)	(0)
Effects of exchange rates on cash	22,220	(15,628)
Net change in cash and cash equivalents	$322,314	$(2,183,099)

Net Cash Provided by Operating Activities

For the six months ended June 30, 2010, we had positive cash flow from operating activities of $4,102,041, primarily attributable to decrease in inventory of $3,337,340, while offset the increase in accounts receivable with $1,827,851, and a decrease in accounts payable with $ 2,928, 884. For the six months ended June 30, 2009, we had negative cash flow from operating activities of $2,095,311, primarily attributable to the increase in inventory of $5,611,234 and accounts receivable of $2,347,253, while offset the increase of accounts payable with $1,475,782 and other payables with$2,179,599.

Net Cash Used by Investing Activities

There were no significant needs for plant and facility expansion for the six months ended June 30, 2010 and thus only $138,619 of cash was used in investing activities

Net Cash Provided by Financing Activities

The Company financed cash flow by obtaining $737,307 funding from net bank loans. Dividend paid with $ 4,400,634 for the six months ended June 30, 2010, which resulted in the negative cash flow from financing activities of $3,663,327.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months. However, we may need to raise additional capital in order to fund acquisitions and any substantive expansion of our business operations. We would expect to raise those funds through credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. However, there can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities.

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

 (b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AIVTECH INTERNATIONAL GROUP CO.

Date: August 12, 2010	By:	/s/ JinLin Guo
JinLin Guo President, CEO and Chairman of the Board of Directors

AIVTECH INTERNATIONAL GROUP CO.

Date: August 12, 2010	By:	/s/ YiLin Shi
YiLin Shi Principal Financing Accounting and Chief Financial Officer