Form 10-Q/A
period 2010-06-30
AIVTECH INTERNATIONAL GROUP CO.
filed 2010-08-31
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ A

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

Explanatory Note

In this Amendment No. 1 to Quarterly Report on Form 10-Q (the “Form 10-Q/A”), we refer to AIVtech International Group Co., a Nevada corporation, as “we,” “us,” “our” or “our company.”

On August 10, 2010, we discovered that we had erroneously not recorded amount due to shareholders, pursuant to the share exchange agreement dated May 12, 2010. The amount due has now been recorded as a deemed dividend due to shareholders prior to merger. We are amending Note 1 in our financial statements and certain disclosures in our Management’s Disclosure and Analysis section.

Other than the correction of the error described above, all other information in our original Form 10-Q remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended. Except for the amendment, this Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report, if any.

AIVTECH INTERNATIONAL GROUP CO.

FORM 10-Q/ A

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4T.	Controls and Procedures	5

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	(Removed and Reserved)	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIVtech International Group Co.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

AIVtech International Group Co.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited Pro forma)
CURRENT ASSETS:
Cash and cash equivalents	$3,928,055	$3,605,741
Accounts receivable	3,867,939	2,040,088
Other receivable, net	191,990	42,121
Inventories	1,736,096	5,073,436
Total current assets	9,742,080	10,761,386

NON-CURRENT ASSETS
Property, plant and equipment, net	1,071,748	1,015,570
TOTAL ASSETS	$10,795,828	$11,776,956

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payables and accrued expenses	$2,502,122	$5,431,006
Short term loan	737,307	-
Income tax payable	240,059	233,191
Other payable	48,006	-
Due to shareholder	3,958,861	29,252
Dividend payable		4,400,634
Total current liabilities	7,486,353	10,094,083

OTHER LIABILITIES Minority interest	573,695	439,264
TOTAL LIABILITIES	8,060,048	10,533,347

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 75,000,000 shares authorized;	20,000	20,000
20,000,000 shares issued and outstanding
as of June 30,2010 and December 31,2009, respectively
Additional paid-in capital	621,916	621,916
Statutory reserve	346,990	346,990
Retained earnings	1,337,944	(132,007)
Accumulated other comprehensive income	408 ,930	386,710
Total stockholders' equity	2,735,780	1,243,609
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,795,828	$11,776,956

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

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010

		Accumulated	Accumulated
		Retained	Other		Additional
	Registered Capital	Earnings/(Deficit)	Comprehensive Income/(Loss)	Statutory Reserve	Paid-in Capital	Total Equity

Balance, January 1, 2010	$20,000	$(132,007)	$386,710	$346,990	$621,916	$1,243,609
Net income		5,418,076				5,418,076
Deemed distribution-merger transactions		(3,948,125)				(3,948,125)
Foreign currency translation						0
adjustments			22,220			22,220
Balance, June 30, 2010	$20,000	$1,337,943	$408,930	$346,990	$621,917	$2,735,780

Balance, January 1, 2009	$20,000	$5,569,893	$399,049	$346,990	$621,916	$6,957,848
Dividends declared		(13,177,831)				(13,177,831)
Net income		7,475,931				7,475,931
Foreign currency translation						0
adjustments			(12,339)			(12,339)
Balance, December 31, 2009	$20,000	$(132,007)	$386,710	$346,990	$621,916	$1,243,609

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

On May 12, 2010, AIVtech International Group Co., formerly known as Ecochild, Inc. (the “Company” or “ECOH”) entered into a Share Exchange Agreement (“Exchange Agreement”) by and among ECOH, AIVtech, and the shareholders of AIVtech (the “AIVtech Shareholders”). The closing of the transaction (the “Closing”) took place on May 12, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares of AIVtech from the AIVtech Shareholders; and AIVtech Shareholders transferred and contributed all of their Interests to the Company. In exchange, the company (1) issued to the AIVtech Shareholders, their designees or assigns, an aggregate of 10,375,000 shares (the “ Shares Component”) or 51.88% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.005 per share; and (2) pay cash (the “Cash Component”) of $3,948,125 to the AIVtech Shareholders.  The Cash Component is payable within 12 months after the Closing as evidenced by the promissory note that is attached as an exhibit to the Shares Exchange Agreement. The parties understand and acknowledge that such exchange is based upon an acquisition value of AIVtech at US $4,000,000, which is agreed and acceptable by all parties. In addition to the above Shares and Cash component, Jie Zhang, the major shareholder of the Company before the Closing, agreed to transfer 3,009,000 shares to two shareholders of AIVtech within 6 months after closing. The two shareholders, the directors and officers of AIVtech, are (1) Guo Jinlin, to receive 1,770,000 shares, and (2) Ding Lanbin, through Guo Jin Tong Investment (Hong Kong) Limited, to receive 1,239,000 shares.

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

Note 4 – DUE TO RELATED PARTY

At June 30, 2010 and December 31, 2009 due to related party was $ 3,958,861 and $29,252, respectively, which were due to shareholder s .

Notes 5 – SHORT TERM LOANS

	6/30/2010	12/31/2009
Dongguan Shilong Industry Co., Ltd	$737,307	$-
	$737,307	$-

As of June 30, 2010, outstanding bank loan was comprised of:
Bank loans of $737,307 with an annual interest rate of 5.4%  were guaranteed by the former shareholders of Shenzhen AIV Electronics Co., Ltd.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q/ A and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC, and the Company’s current report on Form 8-K filed with the SEC on May 14, 2010, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

AIVTECH INTERNATIONAL GROUP CO.

Date: August 31 , 2010	By:	/s/ JinLin Guo
JinLin Guo President, CEO and Chairman of the Board of Directors

AIVTECH INTERNATIONAL GROUP CO.

Date: August 31 , 2010	By:	/s/ YiLin Shi
YiLin Shi Principal Financing Accounting and Chief Financial Officer