Form 10-Q
period 2010-09-30
AIVTECH INTERNATIONAL GROUP CO.
filed 2010-11-12
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 12, 2010, there were 20,000,000 shares outstanding of the registrant’s common stock.

AIVTECH INTERNATIONAL GROUP CO.

FORM 10-Q

September 30, 2010

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIVtech International Group Co.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

1

  AIVtech International Group Co.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$3,100,131	$3,605,741
Accounts receivable	10,293,640	2,040,088
Other receivable, net	166,329	42,121
Inventories	3,663,818	5,073,436
Total current assets	17,223,918	10,761,386

NON-CURRENT ASSETS
Property, plant and equipment, net	1,069,588	1,015,570
TOTAL ASSETS	$18,293,506	$11,776,956

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payables and accrued expenses	$4,331,595	$5,431,006
Short term loan	747,255	-
Income tax payable	722,913	233,191
Other payable	569,435	-
Due to related party	3,958,840	29,252
Dividend payable		4,400,634
Total current liabilities	10,330,038	10,094,083

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 75,000,000 shares authorized;	20,000	20,000
20,000,000 shares issued and outstanding
as of September 30,2010 and December 31,2009, respectively
Additional paid-in capital	621,916	621,916
Statutory reserve	346,990	346,990
Retained earnings	5,698,351	(132,007)
Accumulated other comprehensive income	501,353	386,710
Noncontrolling interest	774,858	439,264
Total stockholders' equity	7,963,468	1,682,873
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,293,506	$11,776,956

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009
	(Unaudited)	(Unaudited)

Sales, net	$56,191,226	$27,798,071
Cost of sales	(42,734,474)	(20,343,535)
Gross profit	13,456,752	7,454,536

Selling, general and administrative expenses	(1,872,622)	(1,474,869)

Income from Operations	11,584,130	5,979,667

Other income/(expenses)	12,933	3,562
Interest expense	(11,362)	0
Income before income tax	11,585,701	5,983,229

Income taxes	(1,471,624)	(598,323)

Net income	10,114,077	5,384,906

Net income attributable to noncontrolling interest	(335,594)	0

Net income attributable to shareholders of AIVtech International shareholders	$9,778,483	$5,384,906

Comprehensive income
Net income attributable to shareholders of AIVtech International shareholders	$9,778,483	$5,384,906
Other Comprehensive Income
Foreign currency translation adjustment	114,643	15,629
Total comprehensive income	$9,893,126	$5,400,535

Earnings Per Share
Basic and diluted net income per share:	0.49	0.27
Weighted average number of basic and diluted shares outstanding	20,000,000	20,000,000

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2010	2009
	(Unaudited)	(Unaudited)

Sales, net	27,508,821	15,996,804
Cost of sales	(21,507,505)	(11,729,544)
Gross profit	6,001,316	4,267,260

Selling, general and administrative expenses	(719,785)	(484,804)

Income from Operations	5,281,531	3,782,456

Other income/(expenses)	5,724	1,518
Interest expense	(5,035)	0
Income before income tax	5,282,220	3,783,974

Income taxes	(720,648)	(378,397)

Net income	4,561,572	3,405,577

Net income attributable to noncontrolling interest	(201,163)	0

Net income attributable to shareholders of AIVtech International shareholders	$4,360,409	$3,405,577

Comprehensive income
Net income attributable to shareholders of AIVtech International shareholders	$4,360,409	$3,405,577
Other Comprehensive Income
Foreign currency translation adjustment	92,423	31,258
Total comprehensive income	$4,452,832	$3,436,835

Earnings Per Share
Basic and diluted net income per share:	0.22	0.17
Weighted average number of basic and diluted shares outstanding	20,000,000	20,000,000

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

			Accumulated
		Accumulated	Other		Additional
	Common	Retained	Comprehensive	Statutory	Paid-in	Noncontrolling	Total
	Stock	Earnings/(Deficit)	Income/(Loss)	Reserve	Capital	Interest	Equity

Balance, January 1, 2010	$20,000	$(132,007)	$386,710	$346,990	$621,916	$439,264	$1,682,873
Net income		9,778,483				335,594	10,114,077
Deemed distribution-merger transactions		(3,948,125)					(3,948,125)
Foreign currency translation adjustments			114,643				114,643
Balance, September 30, 2010	$20,000	$5,698,351	$501,353	$346,990	$621,916	$774,858	$7,963,468

Balance, January 1, 2009	$20,000	$5,569,893	$399,049	$346,990	$621,916		$6,957,848
Dividends declared		(13,177,831)					(13,177,831)
Net income		7,475,931				439,264	7,915,195
Foreign currency translation adjustments			(12,339)				(12,339)
Balance, December 31, 2009	$20,000	$(132,007)	$386,710	$346,990	$621,916	$439,264	$1,682,873

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

CASH FLOWS FROM OPERATING ACTIVITIES：	2010	2009
	(Unaudited)	(Unaudited)
Net income	$9,778,483	$5,384,907
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	126,403	105,826
Net income attributed to noncontrolling interest	335,594	-
Changes in assets and liabilities provided/(used) cash :
Accounts receivable	(8,253,552)	(5,391,433)
Other receivable	(124,208)	(96)
Due from related party	0	1,523
Due to related party	(18,537)	(1,082)
Inventories	1,409,618	(1,751,004)
Accounts payable and accrued expenses	(1,099,411)	389,543
Other payables	569,435	1,138,043
Income tax payable	489,722	378,235
Net cash provided by operating activities	3,213,547	254,462

CASH FLOWS FROM INVESTING ACTIVITIES：
Purchase of property & equipment	(180,421)	(239,755)
Net cash used in investing activities	(180,421)	(239,755)

CASH FLOWS FROM FINANCING ACTIVITIES：
Addition in short-term loan	747,255	0
Dividends paid	(4,400,634)	0
Net cash used in financing activities	(3,653,379)	0

Effect of exchange rate changes on cash and cash equivalents	114,643	(11,991)

Net change in cash and cash equivalents	(505,610)	2,716
Cash and cash equivalents, beginning of period	3,605,741	2,443,464
Cash and cash equivalents, end of period	$3,100,131	$2,446,180

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$981,902	$220,088
Interest paid	$11,362	$-

The accompanying notes are an integrated part of these consolidated financial statements

AIVtech International Group Co.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTERMBER 30, 2010

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

AIVTech (H.K.) Co., Ltd was incorporated on November 4, 2005 under the laws of Hong Kong, is a holding company with subsidiaries engaged in manufacturing casual furniture audio series, multimedia speakers, and LED Shenzhen AIV Electronics Co., Ltd was incorporated on April 9, 2009 under the laws of the People’s Republic of China. Dongguan AIV Electronics Co., Ltd was organized in December of 2009 under the laws of the People’s Republic of China (PRC). Collectively these corporations are referred to herein as the Company.

As of September 30, 2010, the Subsidiaries of the Company are as follows:

AIVTech International
Group Co.

100%

AIVTech Holding
(H.K.) Co., Ltd

100%

Shenzhen AIV
Electronics Co., Ltd

70%

Dongguan AIV
Electronics Co., Ltd

These consolidated financial statements have been prepared on a historical pro-forma basis.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group. The Company's functional currency is the Chinese Yuan, however the accompanying unaudited condensed consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment
As of September 30, 2010 and December 31, 2009, the accounts of AIVTech International Group Co., AIVTech Holding (H.K.) Limitted, Shenzhen AIV Electronics Co., Ltd, and Dongguan AIV Electronics Co., Ltd were maintained, and its financial statements were expressed, in Chinese Yuan (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”) with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity was translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standard Codification (“ASC 220”). Transaction gains and losses are reflected in the income statement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. There was no contingent liability requiring a provision for losses at September 30, 2010.

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

There was no allowance for doubtful accounts as of September 30, 2010, or December 31, 2009.

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

Machinery	10 years
Office Furniture & Equipments	5 years
Motor vehicles	5 years

As of September 30, 2010 and December 31, 2009, Property, Plant & Equipment of consist of the following:

	September 30,	December 31,
	2010	2009
Machinery	$1,218,115	$1,080,370
Office Furniture & Equipments	157,823	115,148
Motor vehicles	172,835	172,835
	1,548,773	1,368,353
Accumulated depreciation	(479,185)	(352,783)
Property and equipment, net	$1,069,588	$1,015,570

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $126,403 and $105,826, respectively.

Long-Lived Assets
Effective January 1, 2002, the Company adopted the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010, there were no significant impairments of its long-lived assets.

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

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising costs were $178,268 and $213,944 for the nine months ended September 30, 2010 and 2009, respectively.

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

Income Taxes
The Company utilizes FASB Accounting Standards Codification Topic on Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2010 and December 31, 2009, there were no deferred taxes.

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

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$178,245	$2,830,746
Work in progress	3,393,621	2,141,035
Finished goods	91,952	101,655
Totals	$3,663,818	$5,073,436

Note 4 – DUE TO RELATED PARTY

At September 30, 2010 and December 31, 2009 due to related party was $ 3,958,840 including $3,948,125 payable to AIVtech former shareholders due to the merger transactions, which full amount of $3,948,125 is payable within 12 months after the share exchange agreement closing date, May 12,2010 as evidenced by the promissory note , and $29,252, respectively, which were due to shareholders.

Notes 5 – SHORT TERM LOANS
	9/30/2010	12/31/2009
Dongguan Shilong Industry Co., Ltd	$747,255	$-
	$747,255	$-

As of September 30, 2010, outstanding bank loan was comprised of:
Bank loans of $747,255 with an annual interest rate of 5.4% were guaranteed by the former shareholders of Shenzhen AIV Electronics Co., Ltd.

Notes 6 – INCOME TAXES

The Company is subject to the Income Tax Laws of PRC. All of the provisions for the three and nine months ended September 30, 2010 and 2009 pertain to PRC taxes.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is now at a statutory rate of 25% from January 1, 2008. On May 18, 2006 Shenzhen AIV Electronics Co., Ltd. received a special economic zone tax remission for two years and a subsequent half reduction for the three subsequent years, while DongGuan AIV Electronics Co., Ltd. was subject to statutory rate of 25%.

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

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the period ended September 30, 2010 and 2009.  Accordingly, we have not accrued any interest and penalties through September 30, 2010.

Note 7 – COMMITMENTS

The Company leases facilities with expirations dates between December 2009 and December 2015. Rental expense for the nine months ended September 30, 2010 and year ended 2009 was $226,540 and $19,358, respectively. The Company has future minimum lease obligations as of September 30, 2010 as follows:

2010	$299,392
2011	420,248
2012	448,326
2013	455,345
2014	465,874
2015	117,346
Thereafter	-
Total	$2,206,532

Note 8 - CONCENTRATIONS

The Company had top five customers who together accounted for approximately 88% of the Company’s revenues for the nine months ended September 30, 2010. Five customers accounted for approximately 85% of the Company’s accounts receivable at September 30, 2010.

The Company had top three vendors who together accounted for approximately 45% of the Company's purchases for the nine months ended September 30, 2010. Two vendors accounted for approximately 44% of the Company’s accounts payable at September 30, 2010.

Top five customers accounted for more than 83% of the Company's sales for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, top five vendors accounted for approximately 57% of purchases.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders equity, as of September 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency	Accumulated Other
	Translation	Comprehensive
	Adjustment	Income
Balance December 31, 2008	$399,049	$399,049
Changes for year ended December 31, 2009	(12,339)	(12,339)
Balance at December 31, 2009	386,710	386,710
Changes for the nine months ended September 30, 2010	114,643	114,643
Balance at September 30, 2010	501,353	501,353

Note 10 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred from September 30, 2010 through the filing with the SEC.  We did not have any material recognizable subsequent events during this period.

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

Results of Operations

The following tables present certain information from the consolidated statement of operations of AIVtech International Group Co. for the three and nine months ended September 30, 2010 and September 30, 2009.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Change	%Change
	(Unaudited)	(Unaudited)

Sales, net	56,191,226	27,798,071	28,393,155	102%
Cost of sales	(42,734,474)	(20,343,535)	(22,390,939)	110%
Gross profit	13,456,752	7,454,536	6,002,216	81%

Selling, general and administrative expenses	(1,872,622)	(1,474,869)	(397,753)	27%

Income from Operations	11,584,130	5,979,667	5,604,463	94%

Other income/(expenses)	12,933	3,562	9,371	263%
Interest expense	(11,362)	0	(11,362)	-
Income before income tax	11,585,701	5,983,229	5,602,472	94%

Income taxes	(1,471,624)	(598,323)	(873,301)	146%

Net income	10,114,077	5,384,906	4,729,171	88%

	Three months ended September 30, 2010	Three months ended September 30, 2009	Change	%Change
	(Unaudited)	(Unaudited)

Sales, net	27,508,821	15,996,804	11,512,017	72%
Cost of sales	(21,507,505)	(11,729,544)	(9,777,961)	83%
Gross profit	6,001,316	4,267,260	1,734,056	41%

Selling, general and administrative expenses	(719,785)	(484,804)	(234,981)	48%

Income from Operations	5,281,531	3,782,456	1,499,075	40%

Other income/(expenses)	5,724	1,518	4,206	277%
Interest expense	(5,035)	0	(5,035)	-
Income before income tax	5,282,220	3,783,974	1,498,246	40%

Income taxes	(720,648)	(378,397)	(342,251)	90%

Net income	4,561,572	3,405,577	1,155,995	34%

Sales

Presently, the Company’s products can be divided into three categories: casual furniture audio, multi-media speakers and LEDTV. And furniture audio is the leading selling product of the Company, which accounted for about 65% of total sales for the nine months ended September 30,2010.Sales for the three months ended September 30, 2010 totaled $27,508,821 compared to $15,996,804 for the three months ended September 30, 2009, an increase of $11,512,017, or approximately 72%. Sales for the nine months ended September 30, 2010 totaled $56,191,226 compared to $27,798,071 for the nine months ended September 30, 2009, an increase of $28,393,155 or approximately 102%. These increases are attributable to contracts with new customers and great volume on sales. The details are as followings:

1)	The leading product of furniture audio is irreplaceable in the existing market, and it’s not easy for other companies to copy their products ;
2)	The new product of LED TV was sold from June of 2010. For the three months ended September 30,2010, 39% of total sales was attributed to TV;
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

4)	The sales of furniture audios and multi-media speakers were seasonal. The peak season of each year is from July to November.

Gross Profit

The Company's gross profit for the three months ended September 30, 2010 was $ 6,001,316 (or 22% of revenue) compared to $ 4,267,260 (or 27% of revenue) for the three months ended September 30, 2009. The gross profit for the nine months ended September 30, 2010 was $ 13,456,752 (or 24% of revenue) compared to $7,454,536 (or 27% of revenue) for the nine months ended September 30, 2009. There was a little decrease in gross profit margin compared with corresponding period of prior year. That’s because the company began to produce TV from June 2010, while its gross profit margin is lower than other products, which resulted in a decrease in total gross profit margin.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2010 reflected increases of $234,981, or approximately 48% from the comparable 2009 periods. Selling, general and administrative expense for the nine months ended September 30, 2010 increased $397,753, or approximately 27%, from the comparable 2009 periods. The increases are due to payroll and welfare for employees and consulting expense.

Other Income

Other income was $5,724 and $12,933 for the three and nine months ended September 30, 2010 compared to $1,518 and $3,562 for the three and nine months ended September 30, 2009. The increase was due to additional interest income.

Interest Expense

Interest expense was $5,035 and $11,362 for the three and nine month periods ended September 30, 2010. These increases mainly result from the additional bank loan in 2010 incurred to support the increased working capital.

Provision for Income Taxes

The Company is subject to the income tax laws of the People's Republic of China ("PRC"). The PRC’s Enterprise Income Tax is now at a statutory rate of 25% from January 1, 2008. But the subsidiary, on May 18, 2006 Shenzhen AIV Electronics Co., Ltd. received a special economic zone tax remission for two years and a subsequent half reduction for the three subsequent years and implement income tax rate of 11%. For the three and nine month periods ending September 30, 2010, the Company accrued $720,648 and $1,471,624 in income taxes, representing 14% and 13% of its pre-tax income, respectively.

Net Income

Net income was $4,561,572 for the three months ended September 30, 2010, compared to net income of $3,405,577 for the three months ending September 30, 2009. Net income was $10,114,077 for the nine months ended September 30, 2010, compared to net income of $5,384,906 for the comparable 2009 period. This improvement reflects the increased revenue discussed above.

Liquidity and Capital Resources

At September 30, 2010, cash and cash equivalents were $3,100,131 as compared to $3,605,741 at December 31, 2009.  Current assets totaled $17,223,918, and current liabilities were $10,330,038. The components of the $505,610 decrease of cash and cash equivalents are reflected below.

Cash Flow
	Nine months ended September 30 ,2010	Nine months ended September 30, 2009
Net cash provided (used) by operating activities	$3,213,547	$254,462
Net cash used by investing activities	(180,421)	(239,755)
Net cash (used)/provided by financing activities	(3,653,379)	(0)
Effects of exchange rates on cash	114,643	(11,991)
Net change in cash and cash equivalents	$(505,610)	$2,716

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2010, we had positive cash flow from operating activities of $3,213,547, primarily attributable to net income with $9,778,483,also decrease in inventory of $1,409,618, while offset the increase in accounts receivable with $8,253,552, and a decrease in accounts payable with $ 1,099,411. For the nine months ended September 30, 2009, we had positive cash flow from operating activities of $254,462, primarily attributable to net income with $5,384,907, the increase in other payables of $1,138,043, while offset the increase of inventory with $1,751,004 and accounts receivable of $5,391,433.

Net Cash Used by Investing Activities

There were no significant needs for plant and facility expansion for the nine months ended September 30, 2010 and thus only $180,421 of cash was used in investing activities

Net Cash Provided by Financing Activities

The Company financed cash flow by obtaining $747,255 funding from net bank loans. Dividend paid with $ 4,400,634 for the nine months ended September 30, 2010, which resulted in the negative cash flow from financing activities of $3,653,379.

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

AIVTECH INTERNATIONAL GROUP CO.

Date: November 12, 2010	By:	/s/ JinLin Guo
JinLin Guo President, CEO and Chairman of the Board of Directors

AIVTECH INTERNATIONAL GROUP CO.

Date: November 12, 2010	By:	/s/ YiLin Shi
YiLin Shi Principal Financing Accounting and Chief Financial Officer