Form 10-K
period 2010-12-31
AIVTECH INTERNATIONAL GROUP CO.
filed 2011-03-31
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ____________

Commission File No.: 333-161941

AIVTECH INTERNATIONAL GROUP CO.
(Exact name of Registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1305 East, Hightech Plaza, Phase 2, Tian'an Cyber Park
Futian District, Shenzhen City, Guangdong Province, China
(Address of principal executive offices)

+86 (139) 2349-3889
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

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

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2010 based upon the closing price reported for such date was $46,418,060 (close price: $5.20).

As of March 31, 2011, the registrant had 22,513,334 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
●	risks related to our international operations and currency exchange fluctuations; and
●	other risks and uncertainties related to our business plan and business strategy.

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

References in this annual report to “we”, “us”, “our”, the “Company” refer to AIVtech International Group Co., unless otherwise indicated.

References to China or the PRC refer to the People’s Republic of China.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

PART I

ITEM 1.    BUSINESS

Company Overview

AIVtech International Group Co. (“we,” “us,” “our,” “AIVtech,” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2007. Through our PRC subsidiaries, we engage in the business of designing, manufacturing and selling electronic furniture, digital/multimedia speakers, and LCD/LED television under our own products brand – AIV, which stands for Audio & Interactive Video. Besides our own AIV brand, we also specialize in both Original Equipment Manufacturing (“OEM”) and Original Design Manufacturing (“ODM”) services. We integrate two traditional industries, which are electronics industry and furniture industry, into a new industry – electronic furniture industry.

We generate revenues mainly from the sales of electronic furniture and digital/multimedia speakers. The production of LCD/LED television started in late April 2010. Our net sales revenues for the year ended December 31, 2010 was approximately $68.3 million, representing a 77.6% growth from the year ended December 31, 2009 with net sales revenues of approximately $38.5 million.  Our net income for the year ended December 31, 2010 was approximately $11.3 million, an increase of 52.42%, comparing to our net income of approximately $7.47 million for the year ended December 31, 2009.

Corporate History

We were incorporated pursuant to the laws of Nevada on December 18, 2007 under the name Ecochild Inc. Our original plan was to build a diverse portfolio of organic, health and wellness grocery products manufactured by small and mid size North American manufacturers and sell them to the European market through a network of local and national distributors.

On July 31, 2009, we completed a private placement whereby we issued 3,625,000 shares of common stock to 29 non-U.S. investors at $0.008 per share raising an aggregate amount of $29,000 under Regulation S of the Securities Act of 1933. On September 16, 2009, we filed an S-1 registration statement to register all of the 3,625,000 shares of common stock issued in the private placement. The S-1 registration statement was declared effective on December 10, 2009.

On April 16, 2010, our majority shareholders entered into certain stock purchase agreements with Jie Zhang, pursuant to which Jie Zhang purchased a total of 5,900,000 shares, which represented 61.3% of our outstanding common stock at the time of the transaction from the majority shareholders, for a total of $29,500. In connection with the change of control and pursuant to the stock purchase agreements, Galina Birca resigned as our president, chief executive officer and director, and Vladimir Enachi resigned as our chief financial officer and director effective immediately. Mr. Jie Zhang was appointed as our sole director and officer effective immediately.

On May 12, 2010, we entered into a share exchange agreement with AIVtech Holding (Hong Kong) Limited, or AIVtech-HK, a company that is in the business of designing, manufacturing and selling electronic furniture, digital/multimedia speakers, and LCD/LED television.  Pursuant to the terms of the share exchange agreement, we acquired all of the outstanding shares of AIVtech-HK from its shareholders. In exchange, we issued to the shareholders of AIVtech-HK, their designees or assigns, an aggregate of 10,375,000 shares or 51.88% of the shares of our common stock at the time of the transaction, at $0.005 per share; and paid cash of $3,948,125 to the AIVtech shareholders in the form of promissory note payable within twelve months of the close of the transaction. Pursuant to the share exchange agreement, AIVtech-HK became our wholly-owned subsidiary.

AIVtech-HK is a holding company incorporated under the laws of Hong Kong on November 4, 2005 with subsidiaries engaged in manufacturing casual furniture audio series, multimedia speakers, and LED. AIVtech-HK owns 100% of AIVtech-Shenzhen, a company incorporated on October 26, 2004 under the laws of the PRC. AIVtech-Shenzhen owns 70% of AIVtech-Dongguan, a company incorporated on December 25, 2009 under the laws of the PRC. AIVtech-Shenzhen was owned by Jinlin Guo and Lanbin Ding holding 87.5% and 12.5% of the shares, respectively. On March 30, 2010, Jinlin Guo transferred all the 87.5% interest to AIVtech-HK in exchange for RMB 4,375,000 (or $0.64 million), and Lanbin Ding transferred all the 12.5% interest to AIVtech-HK in exchange for RMB 625,000 ($0.9 million).  AIVtech-Shenzhen became a wholly-owned subsidiary of AIVtech-HK and a wholly foreign owned enterprise in the PRC after the transaction.

As a further condition of the acquisition, Jie Zhang resigned as our sole officer and director, and Jinlin Guo and Yilin Shi were appointed as our directors and Jinlin Guo, Yilin Shi and Teli Liao were appointed as our officers effective immediately.

Simultaneously with the acquisition, we also changed our name from “Ecochild Inc.” to “AIVtech International Group Co.” and changed our fiscal year end from October 31 to December 31.

On September 10, 2010, we amended Section 6(b) of our Bylaws from “Except as otherwise provided in these Bylaws, a quorum is two persons present and being, or representing by proxy, shareholders of the Corporation” to “Except as otherwise provided in these Bylaws, the holders of a majority of the shares of the Corporation issued and outstanding and entitled to vote at any meeting of the shareholders shall constitute a quorum at such meeting for the transaction of any business, provided that when a specified item of business is required to be voted on by a class or series, voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum for the transaction of such specified item of business.”

On December 29, 2010, we entered into a subscription agreement with certain accredited investors for the issuance and sale in a private placement of investment units, each unit consisting of one share of our common stock, $.001 par value per share and a warrant to purchase one-tenth of one share of common stock, for aggregate gross proceeds of $7,540,000. The purchase price per unit was $3.00. In the aggregate, we issued to the investors a total of 2,513,334 shares of common stock and five-year warrants to purchase up to an additional 251,334 shares of common stock at an exercise price of $4.00 (the “Investor Warrants”). We also paid to Global Hunter Securities, LLC, our placement agent in connection with the offering (the “Placement Agent”), a fee of $150,800 and issued to the Placement Agent five-year warrants to purchase a total of 50,267 shares of common stock at an exercise price of $4.00 per share (the “Placement Agent Warrants”).

Organization & Subsidiaries

The Company’s organizational structure was developed to permit the infusion of foreign capital under the laws of the PRC and to maintain an efficient tax structure, as well as to foster internal organizational efficiencies. The Company’s organization structure is summarized in the figure below:

Market Summary

International Market

Electronic Furniture:  Audio gaming chair is a popular product in the electronic furniture industry. It targets the audio-visual entertainment, especially the video game markets. In conformity with the need for innovation which is the trend in this industry, the new furniture audios launched by AIV in 2005 incorporate the Video Gaming Chair with Built-in Speakers and Vibration, as well as the Leisure Furniture with Built-in Audio/ Video System. The new product became popular after its debut in the European and the U.S. markets in 2006. The product has also developed a market in China, Australia and Southeast Asia countries. There are still many potential markets waiting to be explored.

Multimedia/ Digital Speakers: At present, the global speakers market is dominated by a certain number of manufacturers with large production capacity and leading technologies. These manufacturers mainly based in the United States, Japan and European countries. Many of those companies outsource their manufacturing to China.

LED/LCD Television: According to a conservative estimate by Displaybank, a global authority in market research and consulting for the display and solar industries, the number of LEDs sold in 2008 was around 200,000 units, while the number is expected to increase to more than 32 million units in 2010. The compound annual growth rate (“CAGR”) of a 5-year period from 2008 to 2013 is 272%. The number of global sales of LEDs in 2013 is estimated to be 156 million units. (Source: http://www.jilin.cei.gov.cn/news/viewArticle.html?id=402880a8259f667001260694196e0c60)

Chinese Domestic Market

Furniture audios: The video game especially the online video game industry started late in China but is growing rapidly. Since 2000, its annual growth rate has exceeded 50%. Nowadays, more and more video game companies are entering into the Chinese market with many large companies also establishing branch offices or studios in China.

Multimedia/ Digital Speakers: China is the country with the largest production and distribution of multimedia/ digital speakers in the world. The Pearl River Delta region of China is the location of speaker manufacturers which produce 70% of the world’s speakers. Many big multimedia speakers companies outsource their manufacturing to companies in China (Source: Canton and Hong Kong Information Daily. http://finance.sina.com.cn/g/20030801/1501390264.shtml). Most of these manufacturers are original equipment manufacturers with no brands of their own, and they depend solely on exports. The co-existence of genuine and counterfeit products reflects the current real situation of the Chinese speakers industry. However, the speakers market is relatively stable. The innovation of both the products and business model are the key factors to success for the domestic speaker manufacturers.

LED/LCD Television: According to a survey by the Consumption Electronic Products Investigation Office of the China Electronic Chamber of Commerce, 75% of the domestic television consumers pay attention to LED products and 34% of them have plans to purchase LED products in 2010 (Source: 2010-2015 China LCD Television Market Investment Analysis and Forecast Report).

Products

Currently, we classify our products into three main categories: Electronic Furniture, Multimedia/Digital Speaker and LCD/LED Television.

A) Electronic Furniture

Our casual furniture audio has made a creative combination of two traditional industries: electronic audio-visual entertainment industry and furniture industry.  Our electronic furniture not only supplies customers with a super-sensory audio-visual enjoyment, but also brings convenience for home-living. Among the furniture audio field, the product that develops the most rapidly is the exclusive audios for video game chair. This product is mainly for the video game and audio-visual entertainment markets. The video game chair can be easily connected to video game consoles and digital music players etc. The video industry, especially the network video game industry, had a late start in China, but it is an industry that has experienced rapid growth. The annual growth rate has exceeded 50% since the year 2000 (Source: China Securities Journal. http://stock.stockstar.com/GA2006082200299559.shtml). Publishers and developers for video game all over the world are now entering the Chinese market at a fast pace. Many big game publishing companies are establishing branches or studios in China. Because of the huge potential of the video game industry, the company's exclusive audio for video game chair has a broad market and development space. Moreover, this will also promote the development of furniture audio industry.

a) Video Gaming Chairs with Built-in Speakers and Vibration

Video game lovers are the target customers for this product series. It can be applied to different video game consoles such as XBOX360 and PS3. It has 3D games’ sound and vibration function. This stylish electronic furniture is taking the video game lovers to another level of enjoyment and giving the video game accessories a new fashion.

b) Leisure Furniture with Built-in Audio/Video System

This is a product series for home entertainment and leisure. The existing products include Rocker Chair and Cabinet with Built-in Speakers and Audio System, TV Stands with Built-in Audio/ Video System, etc. Our products are designed for consumers with a preference for modern stylish electronic products.

B) Multimedia/ Digital Speakers

With the popularization of PC and the digitization of the audio-visual entertainment, we believe that the multimedia speaker will become the main media for musical works in the future. Whether the audio track is X.1 or 2.0, the design philosophy of the multimedia speaker is based on the concept that the music should be expressed with high fidelity and transmitting the soul of music to people. As a manufacturer of multimedia speaker, our goal is to produce speaker systems that have comprehensive and balanced sound that maintain the integrity of the music. Under the trend that the global audio-visual entertainment is becoming digital, computerized and miniaturized, we have introduced five main product series, namely "nocturne", "concerto", "solo", "chord" and "symphony", and are devoted to bringing the music’s true sound to our customers. In the future development of multimedia speaker, we hope that our products’ stylish appearance, excellent performance and ingenious function will be our advantages in the market.

C) LCD/LED Televisions

As an upgraded TV product, we believe that LED TVs will occupy the mainstream market by virtue of its environmental friendly and energy efficient features, as well as its outstanding image quality. In the upcoming future, we believe that the competition in the flatscreen TV industry will focus on the LED TV. Conforming to this trend, we established the LED international business department. Our products consist mainly of LED TVs and PC TVs, both with a small size and thin appearance.

TV Specification

Our TV products support DVB-T, PAL, SECAM, DVB-T standard and MPEG2 decode MP@ML. Our digital TV products support MHEG5 (UK), EPG, SUBTITLE, and the AUDIO Language, and accept analogue and up to 1080P digital HD signals. Our TFT-LCD modules support resolution of up to 1920*1200, HDMI1.2, HDCP1.1, 2D motion video adaptive progressive compartment exchange of up to 1080i. The 2D motion video noise reduction function supports analogue and digital 10 pages teletext. The auto sound detect function supports NICAM/A2, Auto detect and recover between 3:2 and 2:2 format, and auto switch between 4:3 and 16:9 format. With a single common interface, it can decrypt all kinds of encrypted programs. With its software settings, it can choose the TS current either with or without descrambling. With the picture engine function, it can dynamically adjust the picture color, contrast ratio, complexion and definition, etc.

Raw Materials and Suppliers

Electronics components, Wooden Boxes, Modules, Frames, AC converters and other basic components are our main raw materials to produce electronic furniture, multimedia/ digital speakers, and LED/LCD televisions. We purchase all of our other raw materials and component parts from a variety of sources, none of which we believe to be a dominant supplier. Alternative sources of supply are believed to be available to the Company.  Our top five raw material suppliers are listed below:

Top Five Suppliers

Suppliers	Raw Materials Supplied	Percentage of Total Supply in 2010
Guangdong Guanghong Exports & Imports Ltd	LED screen	27.61%
ShenZhen HuiKe Sound Box Co., Ltd.	Wooden boxes	9.89%
ShenZhen YuanMao Electronic Accessories Co., Ltd.	AC converters	9.50%
ShenZhen QuanXin Plastic Cement Products Co., Ltd.	Covers	6.05%
FengShun MingYin Electronics Co., Ltd.	Frames	5.56%
Total		58.61%

Marketing, Sales and Customers

Sales breakdown: The sales of our furniture audio products accounted for approximately 61% and 80% of the total sales in our fiscal years ended December 31, 2010 and 2009, respectively. The sales of our multimedia/digital speakers accounted for approximately 13 % and 20% of the total sales in our fiscal years ended December 31, 2010 and 2009, respectively. We started the production of LED products in late April 2010, which accounted for approximately 26% of total sales in fiscal year ended December 31, 2010.

Marketing Strategies

Our marketing strategy focuses on the products' innovation and integration of multi-elements. In addition, we have been continuing to improve our products and raise the brand’s market recognition, as we attempt to make the AIV brand a symbol of innovation, value and quality. We are also establishing flagship stores in certain targeted cities.

Sales Strategies

We are making full use of global resources such as Alibaba.com to promote our products. We also take part in various international exhibitions. In addition, we provide multipoint-to-point services to our major customers to ensure the after-sale services of our products.

We are integrating and completing the distribution network, completing the marketing strategy, supporting the main distributors and expanding the domestic market shares gradually.

Moreover, we maintain close cooperation with furniture manufacturers and related enterprises to integrate the advantages of furniture with that of the electronic devices.

Sales Channels and Partners

(A) Sales network of the general agency system. We have built a stable domestic sales network through the previous sales of its traditional products. The sales network includes the general distributors in each province. The general distributors have the rights to choose their own sub-distributors. At the end of each year, we provide performance based awards to the top distributors or sub-distributors as incentive. Due to the high performance-price ratio and good quality of the products, we believe that we have accumulated a group of quality distributors, enhancing our domestic sales network.

(B) Big order ODM customization system. Our main customers are well-known enterprises both domestic and overseas. At present, we have established a group of stable ODM customization customers, which helps us maintain more stable sales.

(C) Project orders. We customize office and entertainment electronic furniture for places such as internet bars, banks, security companies, airport VIP rooms and high-standard clubs.

(D) Global E-commerce platform. We have built a fixed platform for product promotion in E-commerce websites such as Alibaba and Global Resource.  In the future, as the development of the wholesale model, we will establish broader E-commerce sales channels.

Sales Cycle

At present, our accounts receivables term for our main customers are 60 to 120 days, for our key customers 30 to 60 days, and the average term about 90 days.

Pricing strategy

We use the product portfolio pricing strategy which means different prices are applied to different products in the same product series. Some products' prices are low because the purpose is for cultivating the market and attracting customers. While some median and high-end products and technology innovation products' prices are high, and these products bring a higher profit margin to the Company.

Top Five Customers

Customers	Percentage of Total Sales Revenue in 2010
DaKang Holding Group Co., Ltd.	29.74%
AnJi ChaoYa Furnitures Co., Ltd.	11.33%
GuangDong GuangHong Import & Export Co., Ltd.	37.65%
BeiJing HuaQi Info-Digit Technology Co., Ltd.	4.80%
AnJi WeiYu Furnitures Co., Ltd.	4.03%
Total	87.55%

Market Shares and Competitors

Our products compete with some branded products within their product category as well as privately labeled products sold by retailers, including some of our OEM/ ODM customers.

Our electronic furniture competes with Pyramat, Actona and other smaller manufacturers.  Our products have held 60% of the international market shares since 2006. In varying degrees, depending on the product category involved, we compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations.

Our multimedia/digital speakers and LED/ LCD television products compete with numerous international branded products like Sony, Panasonic, Samsung, Phillips and LG, etc. Due to the lower costs and labor expenses in Asia Pacific regions, many international speaker manufacturers are establishing plants in Asia. This allows large manufacturers to compete with local manufacturers in pricing. Right now, we have a global market share of only about 0.3% on multimedia/digital speaker products. We did not start the production of LED/LCD television until late April, 2010, and the general availability of contract manufacturers also allows the ease of access by new comers. Many of our competitors are larger in scale, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market shares and/or have substantially greater financial, distribution, marketing and other resources than we do. We are not sure whether we can compete against them right now or in the future, or that competitive pressures will have a material adverse effect on our business, financial condition and results of operations.

Business Model

We conduct our quality management in strict compliance with ISO9001 international quality management standard. We believe that quality, cost control and efficiency are the three components to the Company's competitiveness; that integrity, innovation and values are the three components to the Company's management philosophy; and that people, environment and technology are the three components to the Company's design philosophy.  Our goals are to:

1)  Achieve the new integration of electronic and furniture industries, and persist in innovation as the strategy of industry development;

2)  Ensure a steady and healthy expansion or growth of the Company, and build a long lasting well known national brand by setting up flagship stores on main cities;

3)  Create a beneficial-to-all situation among the Company, staff, shareholders, customers, partners and the society by providing quality products with competitive prices.

Growth Strategy

We intend to grow our business by improving our marketing, financial, production and human resource management:

Marketing Management

Management department. We established two decision-making departments, namely the General Manager Office and the Cost Control Committee. The General Manager Office makes decisions regarding the strategic issues such as the Company's development strategy and operation plan, etc, and also supervises the implementation status. The Cost Control Committee manages the control over all the costs on the premise so that the Company meets its targets.

Incentive and restriction mechanism. We have entered into several employment contracts, confidentiality agreements and restrictive covenants with the management and other employees, the business department and the product R&D department. The employees’ salary and bonus are based on their performance. Also, we have a periodical salary-raise program. We raise staffs' salary after the testing in April of each year. And every year, we issue special recognition awards and grants special bonus and certificates to outstanding employees.

Promotion and publicity. We believe that the domestic furniture audio market will have a big influence on the domestic IT industry and furniture industry. Electronic furniture products have been widely introduced in the media such as "Brands ShenZhen", "Times Entrepreneur", "ZOL" and "IT168". We also conduct the promotion via E-commerce platforms such as Alibaba and Global Resource.

Financial Management

Establish a cost control system. We intend to establish a standard cost control system, execute the cost budget management policy and complete the ERP (Enterprise Resource Planning) management system for cost control purposes.

Complete the financing capital chain. With multiple financing channels, we attempt to stabilize our capital chain and to efficiently use our proceeds which improve our business transactions.

Production Management

PMC (Product Material Control) Management.  We believe that the improvement of the material and plan management capacities is the key to a successful management.

●
Production Plan Management: all the elements involved in this management should be precise and detailed, from the origin of the plan information (such as sales and prediction), organization of the plan outline, the relationship between production plan and the amount of time spent, the production cycle to the arrangement of the production period.

●
Plan and Material Control Management: all the elements involved in this management should be managed strictly, from the origin of the MRP (Material Requirement Planning) data, product sheet and material list, the execution and control of the material requirement plan, product material cost management to the material management of production field, to ensure the Company's material cycle, cost and consumption be always under the ideal condition.

Field Management. We attempt to limit any waste of resources such as material, labor, time, space, energy and transportation. We also adopted effective management systems to control and manage the key processes such as flow-chart, instruction tracing, shipment, field 7S (Seiri, Seiton, Seiso, Shitsuke, Safety, Speed and Saving) and lean production, to ensure the production field is running at full load.

Human Resources Management

We promote the SOP (Standard Operation Procedure) and establish the KPI (Key Performance Indication) check system to make our human capital more valuable. It persists in the principle of benefit sharing and has established scientific incentive mechanisms to attract talents. Through this mechanism, we have put together a team of elites on technology development, market exploration, operation management and quality management.

Intellectual Property

We own and utilize the trademarks, patents and domain name listed below. We continuously look to increase the number of our trademarks and potential design and utility model patents where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the “AIVTECH” trademark. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations.

The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the PRC. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we may discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the “AIVTECH” brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

Trademarks

We have registered the following trademark with the Trademark Office, State Administration for Industry and Commerce in the PRC:

No.	Registration No.	Trademark	Registrant	Item Category	Expiration Date
1	6983650	AIV AIVTECH	AIVtech-Shenzhen
Category No. 20:  Furniture, mirrors, picture frames; goods (not included in other classes) of wood, cork, reed, cane, wicker, horn, bone, ivory, whalebone, shell, amber, mother-of-pearl, meerschaum and substitutes for all these materials, or of plastics.
					June 20, 2020

We plan to file for extension with the Trademark Office of the above trademark before the expiration date.

Patents

Through AIVtech-Shenzhen, we have been granted the following design patents by the State Intellectual Property Office, or SIPO, of PRC. We enjoy a ten year protection period starting from each patent application date.

No.	Patent No.	Patent Name	Patent Owner	Application Date	Date of Grant	Type
1	ZL 2008 3 0102656. X	Multi-media Chair with Built-in Speakers (halo3 model)	AIVtech-Shenzhen	03/12/2008	06/03/2009	Design Patent
2	ZL 2009 3 0166242. 8	Sofa with Built-in Speakers (S-360VM)	AIVtech-Shenzhen	06/08/2009	03/24/2010	Design Patent
3	ZL 2009 3 0166238. 1	Speaker (Sofa Built-in Speaker S-306)	AIVtech-Shenzhen	06/05/2009	02/24/2010	Design Patent
4	ZL 2009 3 0166237. 7	Speaker (Sofa Built-in Speaker S-319W)	AIVtech-Shenzhen	06/05/2009	03/24/2010	Design Patent
5	ZL 2009 3 0166241. 3	Speaker (Sofa Built-in Speaker S-362V)	AIVtech-Shenzhen	06/08/2009	05/19/2010	Design Patent
6	ZL 2006 3 0154134. 5	Beach Music Chair	AIVtech-Shenzhen	10/26/2006	10/24/2007	Design Patent
7	ZL 2008 3 0102015. 4	Digital Speaker for Video & Audio Chatting	AIVtech-Shenzhen	02/22/2008	04/01/2009	Design Patent
8	ZL 2009 3 0166487. 0	Speaker (AD-101)	AIVtech-Shenzhen	06/04/2009	05/19/2010	Design Patent
9	ZL 2008 2 0092183. 4	A Digital Speaker for Video & Audio Chatting	AIVtech-Shenzhen	02/22/2008	01/21/2009	Utility Model Patent
10	ZL 2006 2 0013949. 6	A Multi-media Chair with Built-in Speakers	AIVtech-Shenzhen	05/22/2006	07/11/2007	Utility Model Patent

Domain Names

AIVtech International Group Co., Ltd. owns the domain name www.aivtechgroup.com.

Environmental Protection

Compliance with national, provincial or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. The Company uses and generates certain substances and wastes that are or can be regulated or may be deemed hazardous under certain national, provincial or local regulations with respect to the environment.

Employees

As of the date hereof, we have approximately 693 full-time employees. The breakdown of our employees is as follows:

Management Staff	90
R&D Staff	51
Sales Staff	22
Manufacturing Staff	530
Total	693

ITEM 1A.    RISK FACTORS

Not applicable for smaller reporting company.

ITEM 2.    PROPERTIES

Our corporate headquarter is located at Suite A1305, 13th Floor, East Building Phase II, High-Tech Plaza, Tian An Cyber Park, Futian District, Shenzhen, China. The corporate headquarter office is approximately 371 square meters, and is leased from the individual owner of the property for RMB 22,268, or approximately USD 3,275, every month. The lease is scheduled to expire in March 2011. The Company has entered into a new lease agreement with the same owner in late February 2011. The new lease agreement is five-year term with fixed monthly payment of USD 3,275.

Our manufacturing factory is located at AIV Industrial Park, No.78, Wenquan South Road, Xihu District, Shilong town, Dongguan, China. The factory building is approximately 21509 square meters, and is leased from DongGuan Mei Da Decorating & Design Works Company Limited for RMB 222,587, or approximately USD 32,733, every month from April 4, 2010 to April 3, 2011. The lease is scheduled to expire in April 3, 2015.

ITEM 3.    LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is thinly traded on the Pink Sheets under the symbol ECOH. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Quarter Ended	High Bid ($)	Low Bid ($)
June 30, 2010	$5.25	$3.50
September 30, 2010	$6.11	$5.00
December 31, 2010	$5.25	$4.00

Holders of Our Common Stock

As of the date of this registration statement, we had 462 shareholders of our common stock.

Dividends

Shenzhen AIVtech paid dividends in the amount of $4,392,643 during fiscal year ended December 31, 2010. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Transfer Agent and Registrar

Island Stock Transfer Company is currently the transfer agent and registrar for our common stock. Its address is 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701. Its phone number is (727) 289-0010.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

AIVtech, through its PRC subsidiaries, engages in the business of designing, manufacturing and selling electronic furniture, digital/ multimedia speakers, and LCD/LED television under its own products brand – AIV, which stands for Audio & Interactive Video. Besides its own AIV brand, AIVtech also specializes in both Original Equipment Manufacturing (“OEM”) and Original Design Manufacturing (“ODM”) services. We integrate two traditional industries, which are electronics industry and furniture industry, into a new industry – electronic furniture industry.

We generate revenues mainly from the sales of electronic furniture and digital/multimedia speakers. The production of LCD/LED television started in late April 2010. Our net sales revenues for the year ended December 31, 2010 was approximately $68.3 million, representing a 77.6% growth from the year ended December 31, 2009 with net sales revenues of approximately $38.5 million.  Our net income for the year ended December 31, 2010 was approximately $11.3 million, an increase of 52%, comparing to our net income of approximately $7.5 million for the year ended December 31, 2009.

Restatement of previous issued financial statements

We have reclassified and restated certain line items on the 2009 consolidated financial statements. The restatement has no impact on the 2009 consolidated statement of income and comprehensive income.  However, as a result of the restatements, the corresponding line items on the consolidated statements of cash flows have been restated.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table presents certain information from the consolidated statement of operations of AIVtech International Group Co. for the year ended December 31, 2010 and 2009.

	2010	2009	Change	%Change
Net sales	$68,334,543	$38,469,185	29,865,358	78%
Cost of sales	(52,459,912)	(28,064,339)	(24,395,573)	87%
Gross profit	15,874,631	10,404,846	5,469,785	53%

Operating expenses
Selling expense	(741,738)	(644,757)	(96,982)	15%
General administrative expenses	(2,146,465)	(1,433,254)	(713,211)	50%
Total operating expenses	(2,888,203)	(2,078,011)	(810,192)	39%

Income from Operations	12,986,428	8,326,835	4,659,593	56%

Other income ( expenses)
Change in warrants liability	122,795	-	122,795	100%
Interest income(expense), net	1,147	(20,245)	21,392	-106%
Total other income (expense)	123,943	(20,245)	144,188	712%

Income before income tax	13, 110,371	8,306,590	4,803,781	58%

Provision for Income taxes	(1,715,218)	(830,659)	(884,559)	106%

Net income	11,395,153	7,475,931	3,919,222	52%

Sales

The following table sets forth the breakdown of our revenue, cost of sales, and gross profit by product category for the years ended December 31, 2010 and 2009, respectively:

	For the year ended
	December 31,2010				December 31,2009				Increase(decrease)
Product categories	Revenue	Cost of sales	Gross profit	Gross profit%	Revenue	Cost of sales	Gross profit	Gross profit %	Revenue		Cost of sales		Gross profit		Gross profit %
									Amount	%	Amount	%	Amount	%	%
Furniture audio	41,417,493	30,516,391	10,901,102	26%	30,829,105	22,427,587	8,401,518	27%	10,588,388	34%	8,088,803	36%	2,499,585	30%	-1%
Multi-media speaker	9,117,387	6,790,569	2,326,818	26%	7,640,080	5,636,752	2,003,328	26%	1,477,307	19%	1,153,818	20%	323,489	16%	0%
LED TV	17,799,663	15,152,952	2,646,711	15%	—		—		17,799,663	100%	15,152,952	100%	2,646,711	100%	15%

Total	68,334,543	52,459,912	15,874,631	23%	38,469,185	28,064,339	10,404,846	27%	29,865,358	78%	24,395,573	87%	5,469,785	53%	-4%

The Company’s products can be divided into three categories: casual furniture audio, multi-media speakers and LEDTV. And furniture audio is the leading selling product of the Company, which accounted for about 61% of total sales for the year ended December 31, 2010. Sales for the year ended December 31, 2010 totaled $68,334,543 compared to $38,469,185 for the year ended

December, 2009, an increase of $29,865,358 or approximately 78%.  The increase in sales revenue was attributable to the following reasons:

1)
The Company strengthened its advertising and sales promotions activities during the year of 2010. Through participating various exhibits and trade shows in Europe and North America, the Company's products have been accepted by more customers steadily, which helped the sales increase. During 2010, the Company has developed five new customers or distributors, who helped to distribute the Company’s products to previously unaddressed markets, such as Southeast Asia and Eastern Europe. Among total sales, approximately $7,350,590 or 10.7% are generated by these five new customers.

2)
The Company has newly developed LED/LED TV and entered the market in June 2010. This new product has broadened the Company's product lines and the TV has been sold to various end users through one exclusive distributor Guangdong Guanghong Import and Export Co. Ltd. during the year. TV sales accounted for $17.8 million or 26% of the total sales for the year ended December 31, 2010. In addition, the Company has constantly improved its video gaming furniture and audio products which exposed the Company to more sales opportunities;

3)
The establishment of Dongguan AIVtech manufacturing plant in December 2009 has also ensured the sales orders can be produced and fulfilled on a timely basis. As the production capacity increased in Dongguan AIV plant, the company became able to get some larger sales orders than in prior year.

Cost of Sales

Total costs of sales was $52,459,912 for the year ended December 31, 2010 as compared to $28,064,339 for the year ended December 31, 2009, an increase of  $24.4 million or 87%. The overall increase in cost of sales primarily attributable to the increase in material costs and labor costs in connection with establishing the production line as well as sales of our newly developed TV product. As indicated in the table above, the significant increase in cost of sales in current year attributable to the production costs associated with the LED TV. The increase in cost of sales for furniture audio and multi-media was comparable to the similar increase in sales for these products.

Gross Profit

Total gross profit for the year ended December 31, 2010 was $15,874,631 (or 23% of revenue) as compared to $10,404,846 (or 27% of revenue) for the year ended December 31, 2009, an increase of $5,469,785 or 53%. The increase in our gross profit was in line with the increased sales revenue. However, gross profit as a percentage of revenue decreased 4% compared with prior year. The decrease is primarily due to the higher production cost of TV with lower gross margin. Our furniture audio and multi-media speaker has an average gross profit of 26% to 27%, but the TV product only has gross profit of 15% due to higher costs incurred. As a result, total gross profit percentage decreased from 27% in 2009 to 23% in 2010. Due to the low profit margin on LED TV, we are currently in the process of assessing the alternative business plan for this product.

Selling, General and Administrative Expense

Our selling and distribution expenses include: (1) Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showroom or exhibits; (2) salary and commission paid to sales representatives (3) shipping fees incurred to deliver the sales orders to customers

Selling expense was $741,738 for the year ended December 31, 2010 as compared to $644,757 for the year ended December 31, 2009, an increase of $96,982, or approximately 15%. During 2010, the Company incurred advertising and promotion expense of $234,354 in order to promote the sales of the newly developed TV products. In addition, salary paid to sales representatives increased $200,853 in line with the revenue growing.

General and administrative expense was $2,146,465 for the year ended December 31, 2010 as compared to $1,433,254 for the year ended December 31, 2009, representing an increase of $713,211, or approximately 50%.  The increase is primarily due to the expenses incurred in connection with the company’s going public. The Company became a public company in May 2010 and incurred approximately $453,460 related to consulting, legal, and other professional fees. In addition, the increase in general and administrative expense in 2010 was also affected by increased payroll expense of approximately $190,836 paid to administrative staff in connection with the expansion of our business.

Interest expense

Interest expense was $19,607 for the year ended December 31, 2010 as compared to $-0- for the year ended December 31, 2009, an increase of 100%. On January 5, 2010, we entered into a loan agreement with a third-party Dongguan Shilong Industrial Company and borrowed RMB 5 million (approximately to $757,311) for three years with annual interest rate of 2.7%. The loan was borrowed to be used as our working capital fund.  No loans were outstanding in the prior comparable period.

Change in Fair Value of Warrants

The Company issued warrants to investors and placement agents in connection with the private placement offering on December 29, 2010.  These warrants are considered a liability and measured at fair value at each reporting period. The Company determined the fair value of the warrants liability at December 29, 2010, the date of the issuance was $1.40 per share, totaling $422,287.   The Company determined the fair value of the warrants at December 31, 2010 was $0.99 per share, totaling $299,492.  As a result, we recorded a gain of $122,795 in changes in the fair value of the warrants liability in profit or loss for the year ended December 31, 2010.  There were no warrants issued or outstanding in 2009.

Income Taxes

Income tax expense was $1,715,218 for the year ended December 31, 2010 as compared to $ 830,659 for the year ended December 31, 2009, an increase of $884,558 or 106%. The increase in income tax expenses was primarily due to increased in taxable income. As a percentage of net income, income tax expenses was 13.1% for the year ended December 31, 2010 as compared to $10% for the year ended December 31, 2009.  The increase was attributable to income tax paid on net income generated from Dongguan AIVtech, which is at the statutory tax rate of 25%.  Dongguan AIVtech was formed in December 2009 and generated no income in prior year. Shenzhen AIVtech enjoys a favorable income tax rate of 10% as granted by the local tax authorities for the years ended December 31, 2010 and 2009.

Net Income

Net income was $11,395,153 for the year ended December 31, 2010 as compared to $7,475,931 for the year ended December 31, 2009, an increase of $3.9 million, or 52.4%. This improvement reflects the increased revenue in current year.

CRITICAL ACCOUNTING POLICY

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The consolidated financial statements include the financial statements of the Company and its subsidiaries, AIVTech Holding (H.K.) Limited, Shenzhen AIV Electronics Co., Ltd., and Dongguan AIV Electronics Co., Ltd, All significant inter-company balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, long-term loan, taxes payable, other payables and accrued liabilities, approximate their fair value due the short-term nature of these items. The carrying amount of long-term loan approximates the fair value based on the Company's expected borrowing rate with similar remaining maturities and comparable risk in market.  The warrants liability is measured at fair value on a recurring basis as discussed below.

REVENUE RECOGNITION

The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no sales returns are allowed. The Company accept returns one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the years ended December 31, 2010 and 2009, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed.

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. Usually, the credit term is within 90 days. If amount with aging is over 90 days, then allowance for doubtful accounts may be estimated and recorded. If we were to apply a hypothetical increase of 5% in estimating allowance for doubtful accounts for the years ended December 31, 2010 and 2009, respectively, the provision for bad debt expense would be increased by $359,635and $102,004, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market value using planned cost, and the cost variances are adjusted the planned cost into the actual cost quarterly. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower.

WARRANTS LIABILITY

Our warrants are measured at fair value at each reporting period.  We use the Black-Scholes valuation model to determine the fair value of warrants.  The inputs for the Black-Scholes model require the use of significant assumptions, including 1) the expected term the warrants will be held before exercise, 2) our common stock price volatility.  Changes in these assumptions can materially affect fair value of the warrants on the consolidated balance sheets, the changes in fair value of warrants would result in income or expenses on the consolidated statements of income and comprehensive income. We consider the inputs used to determine the fair value to be level 2 inputs within the fair value hierarchy established by GAAP.

INCOME TAXES

The Company did not generate any taxable income outside of PRC for the years ended December 31, 2010 and 2009. The Company does not repatriate any earnings outside PRC.  The Company is governed by the Income Tax Law of PRC governing privately run enterprises, which are generally subject to a statutory tax rate of 25% after appropriate tax adjustments. Shenzhen AIVtech was formed on May 18, 2006 in a special economic zone in Shenzhen and has been granted a favorable tax treatment by local tax authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years. Consequently, for the years ended December 31, 2010 and 2009, Shenzhen AIVtech enjoyed a favorable tax exemption policy and the effective income tax rate for Shenzhen AIVtech assessed by local tax authority was 11% and 10% for the years ended December 31, 2010 and 2009, respectively. Dongguan AIVtech is now subject to 25% statutory income tax rate.  The favorable income tax rate is assessed and reviewed by the local tax authority on a periodic basis and there is no guarantee that the Company will grant the same assessment after the current assessment expires in May 2011.

Liquidity and Capital Resources

At December 31, 2010, cash was $7,079,221 as compared to $3,605,741 at December 31, 2009. Our principal sources of liquidity have been cash generated from our operating activities and long-term loans from third party. Our working capital as of December 31, 2010 was approximately $8,517,552, current assets totaled $15,042,070 and current liabilities were $6,524,518. The components of the $3,473,480 increase of cash and cash equivalents are reflected below.

	For the year ended	For the year ended
	December 31,2010	December 31,2009
		(Restated)
Net cash provided by operating activities	$6,713,186	$9,751,433
Net cash used in investing activities	(184,473)	(284,840)
Net cash used in financing activities	(3,153,715)	(8,316,825)
Effects of exchange rates on cash	98,481	12,510
Net change in cash	$3,473,480	$1,162,277

Net Cash Provided by Operating Activities

For the year ended December 31, 2010, we had positive cash flow from operating activities of $6,713,186. The reason was as the following:
1)
The decrease in inventory of $4.6 million in 2010 primarily due to adoption of a strict inventory management policy which enables the Company to control the manufacturing based on sales orders and avoid slow-moving and obsolete items.

2)	Taxes payable increased $228,198 mainly due to the increase in sales revenue and taxable income;
3)
Accounts receivable increased $5 million when comparing December 31, 2010 and December 31, 2009. The increase in outstanding accounts receivable was primarily due to the Company beginning to sell newly developed TV in 2010 and in order to enhance the sales and expand potential market, the Company extended the credit sales to one major distributor who will be responsible for distributing the TV products to overseas end users.

4)	Accounts payable decreased $5.3 million in 2010 as compared to 2009 primarily due the Company making more frequent payment to various vendors with positive cash flow provided by operating activities.

Net Cash Used in Investing Activities

Cash used in investing activities amounted to $184,473 in 2010, as compared to $284,840 in 2009. Cash used in investing activities represented additions of property and equipment for both years. In December 2009, our subsidiary and - Dongguan AIVtech was formed and we purchased some new equipment and tools in the amount of $284,840 in connection with this new subsidiary. In 2010, the additions to our property and equipment of $184,473 related to purchase of equipment to support the manufacturing of our newly developed TV product. We began to manufacture and sell TVs in June 2010.

Net Cash Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2010 amounted to $3,153,715.  The Company obtained $744,624 proceeds from a third party with an applicable annual interest rate of 2.7%. Also, in 2010, the Company paid cash dividends of $4,392,643 to shareholders pursuant to the relevant Board Resolution. In addition, the Company borrowed RMB 2 million (approximate to $273,397) from a related party for six months as meet temporary working capital needs.

Cash used in financing activities for the year ended December 31, 2009 amounted to $8.3 million which included cash dividend payments of $8,785,288 and proceeds received from shareholder capital contribution of $439,264.  In December 2009, we formed Dongguan AIVtech as our manufacturing plant and one minority shareholder contributed RMB 3 million (equivalent to $439,264) as part of the capital fund for the establishment of Dongguan AIVtech.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months.

As of December 31, 2010 and 2009, our loan arrangements are indicated as follows:

	2010	2009
Long-term loan	757,311	-
Due to related parties	529,166	29,252
Total	$1,286,477	$29,252

On January 5, 2010, we obtained a loan from a third-party Dongguan Shilong Industrial Company for RMB 5 million (approximately to $757,311) for the purpose of working capital needs. The loan is due on January 3, 2013.

During the normal course of the business, from time to time, we temporarily borrow money from principal shareholders or officers to finance our working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand.

In May 2010, Shenzhen AIVtech entered into an agreement with Shenzhen Top Finance Guaranty Investment Inc., in which Shenzhen Top Finance Guaranty Investment Inc. agreed to pay, on behalf of Shenzhen AIVtech, all legal, audit, consulting and other expense in connection with Shenzhen AIVtech’s efforts of going public in the United States. Total such expenses incurred and paid by Shenzhen Top Finance Guaranty Investment Inc on behalf of Shenzhen AIVtech within 2010 amounted to $220,907.  In addition, on December 31, 2010, Dongguan AIVtech entered into a loan agreement with Shenzhen Top Finance Guaranty Investment Inc. to borrow RMB 2 million (approximate to $302,924) as working capital for six months ( from October 29, 2010 to March 28, 2011). The loan bears average bank interest floating upward 20%.  Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, owns 10.38% of the total issued and outstanding common shares of the Company.

Contractual Commitments:

The following table indicated our contractual obligation as of December 31, 2010:

Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,914,669	$425,401	$454,359	$1,034,909	$
Long term loan	757,311		757,311	—	—
Interest payments(1)	73,611	32,716	40,895	—	—
Total	$2,745,591	$458,117	$1,252,565	$1,034,909	$-

(1) Annual interest payment on the long term loan calculated using the average interest rate of 2.7%, 4.32% and 5.4% for year of 2010, 2011 and 2012, respectively.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements start from F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 6, 2011, our board of directors dismissed Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”) as our independent registered public accounting firm, and we engaged a new independent registered public accounting firm, Friedman LLP (“Friedman”), to serve as our independent auditor. Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, we reports as follows:

(a)   Dismissal of Current Independent Registered Public Accounting Firm.

(i)	ACSB was dismissed as our independent registered public accounting firm effective on January 6, 2011;
(ii)	Our Board of Directors participated in and approved the decision to dismiss our previous independent registered public accounting firm on January 6, 2011;
(iii)
ACSB’s audit reports on the financial statements of AIVtech-HK, for the years ended December 31, 2009 and 2008, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles;

(iv)
we did not have any disagreements with ACSB relating to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials of AIVtech-HK for the two fiscal years ended December 31, 2009 and 2008, and the review on our financial statements from its engagement on May 12, 2010 through the date of dismissal on January 6, 2011, which disagreements, if not resolved to the satisfaction of ACSB, would have caused us to make reference to the subject matter of the disagreements in connection with our reports; and

(v)
In connection with the audited financial statements of AIVtech-HK for the years ended December 31, 2009 and 2008 and quarterly interim unaudited financial information of the Company from May 12, 2010 and for any subsequent interim period through the date of dismissal on January 6, 2011, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

(vi)
In connection with the audited financial statements of AIVtech-HK for the years ended December 31, 2009 and 2008 and quarterly interim unaudited financial information of the Company from May 12, 2010 and for any subsequent interim period through the date of dismissal on January 6, 2011, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

(vii)
On March 20, 2011, AIVtech International Group Co. (the “Company”) concluded that the financial statements of AIVtech Holding (Hong Kong) Limited, a wholly-owned subsidiary of the Company, for the year ended December 31, 2009 and the financial statements of the Company included in Form 10-Q for the periods ended June 30, 2010 and September 30, 2010 should not be relied upon. These financial statements were audited or reviewed by ACSB,

(b)	Engagement of New Independent Registered Public Accounting Firm.

(i)	On January 6, 2011, we engaged Friedman to serve as our independent registered public accounting firm. The decision to engage Friedman was approved by the Board of Directors on January 6, 2011; and
(ii)
prior to engaging Friedman, we had not consulted Friedman regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

In addition, Ronald R. Chadwick, P.C. was our independent auditor before we engaged ACSB in connection with the acquisition closed in May 2010. On May 12, 2010, we dismissed Ronald R. Chadwick, P.C. (“Ronald”) as our independent registered public accounting firm. The Board of Directors of the Company approved such resignation on May 12, 2010.

During the fiscal years ended September 30, 2009 and 2008 and through May 12, 2010, neither us nor anyone acting on our behalf consulted ACSB with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to us or oral advice was provided that ACSB concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining for us adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, (iii) the ability of our internal accounting staff to record our transactions to which we are a party which necessitates our bringing in external consultants to supplement this function, and (vi) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2010 based on the material weakness described below.

•	insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;
•	lack of competent financial management personnel with appropriate accounting knowledge and training;
•	insufficient controls over our period-end financial close and reporting processes; and
•	ineffective controls over the accounting for acquisitions.

We became a reporting company on May 12, 2010, with the completion of the reverse acquisition.  We began to prepare to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2010.  Prior to May 12, 2010, our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons who we hired subsequent to May 12, 2010 to address these deficiencies, our current internal accounting department responsible for our financial reporting is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.

In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP.  We have also, in September 2010, established an audit committee comprised of three independent directors. We also intend to taking steps to improve our internal audit staff so that the staff will become familiar with both US GAAP and the establishment of internal controls.  We anticipate that, because of the need to hire and train qualified accounting personnel, we will continue to use an independent consultant to assist us in preparing our financial statements in accordance with US GAAP.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, as a company with a public float of less than $75 million, from the requirement that our independent registered public accounting firm attest to our financial controls.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of our executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Directors and Executive Officers

Name	Age	Position
Jinlin Guo	40	Chief Executive Officer and Chairman of the Board of Directors
Yilin Shi	36	Chief Financial Officer and Director
Lanbin Ding	36	Director of Product Design Department
Teli Liao	26	Secretary
Jian Wang	50	Independent Director
Wenbing Wu	49	Independent Director
James C. Hansel	57	Independent Director

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Jinlin Guo, Age 40, CEO and Chairman

Mr. Guo graduated from HuNan University and majored in Machinery Manufacturing, titled as an engineer. He is the founder of AIVtech-HK and used to be the designer of ShenZhen KaiRong electronics Co., Ltd and the controller of ShenZhen SanNuo electronic Co., Ltd. We believe that Mr. Guo’s experience in the electronics industry qualifies him as the CEO and Chairman of our Company.

Yilin Shi, Age 36, CFO and Director

Mr. Shi graduated from TianJin University of Commerce and majored in Accounting, titled as having a professional title of accountant. He used to be the financial controller of ShenZhen TongHao electronic motor Co., Ltd and the financial manager of ShangHai ZhenHai handicraft product Co., Ltd. Mr. Shi was appointed as company's financial controller in 2005. We believe that Mr. Shi’s experience in the financial industry and his prior positions as a financial manager and a financial controller qualify him as the CFO and a director of our Company.

Lanbin Ding, Age 36, Director of Product Design Department

Mr. Ding has been our director of product design department since 2006. Prior to joining our company, he served as the design of Beijing Amber Design Company from 1999 to 2000, resident designer of Delta Electronics (Thailand) co., Ltd. from 2000 to 2001 and the chief designer of computer group in Tsing Hua Tong Fang Co., Ltd. from 2002 to 2006. Mr. Ding graduated from BeiJing Business and Technology University and majored in industrial design.

Teli Liao, Age 26, Secretary

Mr. Liao graduated from NanChang University and majored in Accounting. Mr. Liao joined AIVtech in March 2010. Mr. Liao worked as an English Translator in FanTeHongJing International Education Group in 2009. We believe that Mr. Liao’s educational background and English proficiency qualify him to serve as the Secretary of the Company.

Jian Wang, Age 50, Independent Director

Mr. Wang is a professor and supervisor in Ergonomics in Applied Psychology major of ZheJiang University in China. He is also the director of the Institute of Physical Education and the Health Department at the University of Zhejiang. In addition, Mr. Wang is currently the director of the Ergonomics Society, vice president of Biomechanics, deputy director of Occupational Ergonomics, director of the Chinese Physiological Society, and vice director of Physiology Society of Zhejiang Province. Mr. Wang is engaged in researching health science, furniture engineering and fitness equipment, as well as in the development of innovative products. In 1987, Mr. Wang obtained his master degree in Physiology from University of Hangzhou. He also earned a PhD in Engineering from University of Hangzhou in 1996. We believe that Mr. Wang’s scientific background and corporate experience qualify him to serve as an independent director of the Company.

Wenbing Wu, Age 49, Independent Director

Mr. Wu is a financial expert at the China Development Institute (CDI) and possesses extensive experience and expertise in domestic and international economic analysis, corporate restructuring, mergers and acquisitions, securities and capital markets, as well as in financial and taxation standards. Mr. Wu has also been appointed as a senior expert to the Shenzhen Government. In 2004, Mr. Wu obtained his MBA in The Queen’s University of Brighton. Mr. Wu got his Master Degree in Finance from TianJin University of Finance and Economy in 1994 and Bachelor Degree in Economy from NanJing Institute of Aeronautical Technology in 1987. We believe Mr. Wu’s educational background and corporate finance experience qualify him to serve as an independent director of the Company.

James C. Hansel, Age 57, Independent Director

Mr. Hansel is a director of the Company. He has been a director, officer, or management committee member at several companies and organizations, and he bridges the three fields of technology, energy, and finance. Currently, he is the managing director of Eight Winds Capital Management, LLC. Prior to that, Mr. Hansel was executive director and senior portfolio manager at UBS Global Asset Management (New York) Inc., where he founded and managed an award-winning $2.6 billion global technology-sector mutual fund for over five years. Earlier in his career, Mr. Hansel was an information technology practitioner for UBS, Chase Manhattan Bank, and other companies. From 1989 through 1994, he represented the financial services industry on Corporate IT Advisory Board at Intel Corporation. We believe that this significant experience qualifies him to serve as a director.

Mr. Hansel holds a Bachelor of Arts degree from Wesleyan University and a Master of Science (Computer Science) degree from Fairleigh S. Dickinson University. He also holds the Chartered Financial Analyst (CFA) designation.

Family Relationships

There are no family relationships exist between the directors and executive officers of the Company.

The Board of Directors and Committees

Subject to certain exceptions, under the listing standards of the NASDAQ Global Market, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Jian Wang, Wenbing Wu and James C. Hansel, is an “independent” director as defined by the listing standards of NASDAQ Global Market currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Global Market rules.

Audit Committee

We established our Audit Committee in September 2010. The Audit Committee consists of Jian Wang, Wenbing Wu and James C. Hansel, each of whom is an independent director. Wenbing Wu, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

●
Assisting the Board of Directors in fulfilling its responsibilities by reviewing: (i) the financial reports provided by the Corporation to the Securities and Exchange Commission ("SEC"), the Corporation's stockholders or to the general public, and (ii) the Corporation's internal financial and accounting controls.

●	Overseeing the appointment, compensation, retention and oversight of the work performed by any independent public accountants engaged by the Company.

●	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of the Company's financial condition and results of operations.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our corporate website at: www.aivtechgroup.com.

Compensation Committee

We established our Compensation Committee in September 2010. The Compensation Committee consists of Jian Wang, Wenbing Wu and James C. Hansel, each of whom is an independent director. Mr. Wenbing Wu is the Chairman of the Compensation Committee. The Compensation Committee is responsible for reviewing and approving corporate goals and objectives relevant to chief executive officer and senior management compensation, evaluating chief executive officer and senior management performance in light of those goals and objectives and, either as a committee or together with other independent directors (as directed by the Board of Directors), determining and approving chief executive officer and senior management compensation based on this evaluation. The Compensation Committee also considers and makes recommendations to the Board of Directors with respect to the Company’s employee benefit plans as well as on matters relating to organization and succession of senior management.

The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at: www.aivtechgroup.com.

Nominating Committee

We established our Nominating Committee in September 2010. The Nominating Committee consists of Jian Wang, Wenbing Wu and James C. Hansel, each of whom is an independent director. Mr. Jian Wang is the Chairman of the Nominating Committee. The Nominating Committee makes recommendations to the Board with respect to the size and composition of the Board, the minimum qualifications and standards for director nominees and the selection criteria for the Board members, reviews the qualifications of potential candidates for the Board, and seeks and identifies a qualified director nominee, in the event that a director vacancy occurs, to be recommended to the Board for either appointment by the Board to serve the remainder of the term of a director position that is vacant or election at the annual meeting of the shareholders.

The Board of Directors has adopted a written charter for the Nominating Committee.  A copy of the Nominating Committee Charter is posted on our corporate website at: www.aivtechgroup.com.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our directors and officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our directors and officer has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics and Business Conduct

In September 2010, our board of directors adopted a Code of Ethics and Business Conduct, which applies to all directors, officers and employees. The purpose of the Code is to promote professional and ethical conduct with respect to our business practices worldwide. A copy of the Code is posted on our corporate website located at www.aivtechgroup.com.   The Code is available in print, without charge, upon written request to us at AIVtech International Group Co., Attention: Secretary, 1305 East, Hightech Plaza, Phase 2, Tian'An Cyber Park, Futian District, Shenzhen City, Guangdong Province, China. We intend to post promptly any amendments to or waivers of the Code on our corporate website.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table – Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Jinlin Guo	2010	$35,294	0	0	0	0	$35,294
CEO and Chairman	2009	$35,294	0	0	0	0	$35,294

Yilin Shi	2010	$9,705	0	0	0	0	$9,705
CFO and Director	2009	$9,705	0	0	0	0	$9,705

Lanbin Ding	2010	$16,892	0	0	0	0	$16,892
Director of Product Design Department	2009	$16,892	0	0	0	0	$16,892

Teli Liao Secretary	2010	$8,180	0	0	0	0	$8,180

Jie Zhang (1)	2010	$0	0	0	0	0	$0

Galina Birca (2)	2010	$0	0	0	0	0	$0
	2009	$0	0	0	0	1,750	$1,750
Vladimir Enachi (3)	2010	$0	0	0	0	0	$0
	2009	$0	0	0	0	0	$0

(1)
Mr. Jie Zhang was appointed as the sole director and officer of the Company on April 16, 2010 and he resigned from the Board of Directors and from all positions he held in the Company in connection with the Share Exchange effective May 12, 2010.

(2)
Mrs. Birca was the former Chief Executive Officer and President of the Company. She receives compensation of $250 monthly commencing in April 2009. On April 16, 2010, Galina Birca tendered a resignation from all positions held in the Company, effective immediately.

(3)
Mr. Enachi was the former Chief Financial Officer, Treasurer and Secretary of the Company. He receives compensation of $0 monthly commencing in April 2009. On April 16, 2010, Vladimir Enachi tendered a resignation from all positions held in the Company, effective immediately.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2010 by the member of our board of directors whose compensation is not included in the summary compensation table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jian Wang (1)	-	-	-	-	0
Wenbing Wu (2)	-	-	-	-	0
James C. Hansel (3)	$12,500	-	-	-	$12,500
_______________

(1)	Jian Wang has been serving as an Independent Director of the Company since June 13, 2010.
(2)	Wenbing Wu has been serving as an Independent Director of the Company since June 13, 2010.
(3)	James C. Hansel has been serving as an Independent Director of the Company since August 23, 2010.

Employment Agreement

On August 23, 2010, we entered into a director agreement (the “Director Agreement”) with James C. Hansel for a period of one year until August 22, 2011. We will pay to James C. Hansel (i) a cash payment of $25,000 per year payable on a quarterly basis, (ii) 2,000 shares of our common stock within ten (10) business days after the execution of the Director Agreement, and (iii) warrant to purchase 20,000 shares of the Company’s common stock annually. Additionally, we will reimburse the independent director for all reasonable out-of-pocket expenses incurred by the independent director in attending any in-person meetings, provided that the independent director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the independent director) must be approved in advance by the Company. We have also agreed to maintain a director and officer insurance policy with a minimum coverage of $3 million after the Company uplisting to a senior exchange, including Nasdaq Capital Market, Nasdaq Global Market, Nasdaq Global Select or any successor market thereto or NYSE Amex or any successor market thereto.

Besides this, we currently do not have any other employment agreement with any directors or executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Officers
Jinlin Guo	Chief Executive Officer and Chairman of the Board of Directors	7,472,850 (6)	33.19%
Yilin Shi	Chief Financial Officer and Director	0	-
Lanbin Ding (2)	Director of Product Design Department	3,600,600	15.99%
Teli Liao	Secretary	0	-
Jian Wang	Independent Director	0	-
Wenbing Wu	Independent Director	0	-
James C. Hansel	Independent Director	0	-
All Executive Officers and Directors as a group (7 persons)		11,073,450	49.19%
5% Shareholders
Shenzhen Top Finance Guaranty Investment Inc. (3)		2,075,000	9.22%
Green Grass Capital Management Limited (4)		1,747,150	7.76%
CRL International Company Limited (5)		1,664,668	7.34%

(1)
Applicable percentage of ownership is based on 22,513,334 shares of common stock outstanding as of the date of this registration statement together with securities exercisable into common stock for each stockholder.

(2)	Owned through Guo Jin Tong Investment (HK) Limited. Lanbin Ding, as managing director, as voting and control power over the shares held by Guo Jin Tong Investment (HK) Limited.
(3)	Rui Wang, as managing director, as voting and control power over the shares held by this entity.
(4)	Zheshui Ma, as managing director, as voting and control power over the shares held by this entity.
(5)
Consisting of (i) 1,513,334 shares of common stock issued in the Private Placement, and (ii) 151,334 shares of common stock underlying the Investor Warrants to purchase 151,334 shares of common stock at an exercise price of $4.00 per share. Rong Chen has the voting and control power over CRL International Company Limited.

(6)
Consisting of 4,360,350 shares of common stock held by Mr. Guo directly and 3,112,500 shares held by other shareholders which Mr. Guo has the voting and control power over pursuant to the trust agreements between Mr. Guo and these shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 16, 2010, our then majority shareholders entered into certain stock purchase agreements with certain purchaser, pursuant to which Jie Zhang purchased 3,000,000 shares of the Company’s issued and outstanding common stock from Galina Birca, our then President and CEO; and 2,900,000 shares of the Company’s issued and outstanding common stock from Vladimir Enachi, our then CFO and Director. The total of 5,900,000 shares represents 61.3% of the Company’s then outstanding common stock. Jie Zhang paid a total of $29,500 to Galina Birca and Vladimir Enachi for their shares.

On May 12, 2010, we entered into a share exchange agreement by and among AIVtech, AIVtech-HK, and the shareholders of AIVtech-HK. The closing of the transaction took place on May 12, 2010. Pursuant to the terms of the share exchange agreement, we acquired all of the outstanding shares of AIVtech-HK from its shareholders; in exchange, we (1) issued to the shareholders of AIVtech-HK, their designees or assigns, an aggregate of 10,375,000 shares or 51.88% of the shares of our common stock at the time of the transaction, at $0.005 per share; and (2) pay cash of $3,948,125 to the AIVtech shareholders in the form of promissory note payable within twelve months of the transaction. Pursuant to the share exchange agreement, AIVtech-HK became our wholly-owned subsidiary, and we own 100% of AIVtech-Shenzhen through AIVtech-HK, and 70% of AIVtech-Dongguan through AIVtech-Shenzhen. Jinlin Guo, our chief executive officer and chairman, owns the other 30% of AIVtech-Dongguan.

AIVtech-HK is a holding company incorporated under the laws of Hong Kong on November 4, 2005 with subsidiaries engaged in manufacturing casual furniture audio series, multimedia speakers, and LED. AIVtech-HK owns 100% of AIVtech-Shenzhen, a company incorporated on October 26, 2004 under the laws of the PRC. AIVtech-Shenzhen owns 70% of AIVtech-Dongguan, a company incorporated on December 25, 2009 under the laws of the PRC. AIVtech-Shenzhen was owned by JinLin Guo and Lanbin Ding of 87.5% and 12.5%, respectively. On March 30, 2010, Jinlin Guo transferred all the 87.5% interest to AIVtech-HK in exchange for RMB 4,375,000 (or $0.64 million), and Lanbin Ding transferred all the 12.5% interest to AIVtech-HK in exchange for RMB 625,000 ($0.9 million).  AIVtech-Shenzhen became a wholly-owned subsidiary of AIVtech-HK and a wholly foreign owned enterprise in the PRC after the transaction.

As of December 31, 2010 and 2009, related party transactions consisted of the following:

	2010	2009 (Restated)
Due to a shareholder (a)	$5,335	$29,252
Loan from a related party (b)	523,831	-
Total	529,166	29,252

(a)
During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $5,335 and $29,252 as of December 31, 2010 and 2009, respectively.

(b)
In May 2010, Shenzhen AIVtech entered into an agreement with Shenzhen Top Finance Guaranty Investment Inc., in which Shenzhen Top Finance Guaranty Investment Inc. agreed to pay, on behalf of Shenzhen AIVtech, all legal, audit, consulting and other expense in connection with Shenzhen AIVtech’s efforts of going public in the United States. Total such expenses incurred and paid by Shenzhen Top Finance Guaranty Investment Inc on behalf of Shenzhen AIVtech within 2010 amounted to $220,907.  In addition, on December 31, 2010, Dongguan AIVtech entered into a loan agreement with Shenzhen Top Finance Guaranty Investment Inc. to borrow RMB 2 million (approximate to $302,924) as working capital for six months ( from October 29, 2010 to March 28, 2011). The loan bears average bank interest floating upward 20%.  Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, and owns 10.38% of the total issued and outstanding common shares of the Company.

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed for professional services rendered by our principal accountant for each of our last two fiscal years.

	Year Ended December 31,
Category	2010	2009
Audit Fees	$105,000	$170,000
Audit Related Fees	45,000	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings and engagements other than our year-end audit.  We paid $45,000 audit-related fees in the year ended December 31, 2010.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning. We did not incur any tax fees in either year.

Other fees.     The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.  We did not incur any other fees in either year.

PART IV

Item 15.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement between AIVtech and AIVtech-HK, dated May 12, 2010. *
3.1	Certificate of Incorporation of AIVtech International Group Co., dated December 18, 2007. *
3.2	Amendment to Certificate of Incorporation, dated May 21, 2010. *
3.3	Amended and Restated By-Laws of AIVtech International Group Co. dated September 10, 2010.*
4.1	Form of Warrant *
10.1	Subscription Agreement by and between AIVtech International Group Co. and certain investors dated December 29, 2010. *
10.2	Director Agreement with James C. Hansel dated August 23, 2010. *
10.3	Share Transfer Agreement between Jinlin Guo, Lanbin Ding and AIVtech-HK, dated March 30, 2010.
10.4	Purchase Order by and between Shenzhen Huike Audio Co., Ltd. and Dongguan AIVtech Co., Ltd. dated March 17, 2010. *
10.5	Purchase Order by and between Shenzhen YuanMao Electronic Hardware Co., Ltd. and Dongguan AIVtech Co., Ltd. dated March 24, 2010. *
10.6	Purchase Order by and between Dongguan AIVtech Co., Ltd. and DaKang Holding Co., Ltd. dated December 30, 2010. *
10.7	Purchase Order by and between Shenzhen AIVtech Co., Ltd. and ChaoYa Furniture Co., Ltd. dated December 21, 2010. *
10.8	Purchase Order by and between Dongguan AIVtech Co., Ltd. and Guangdong Guanghong Export & Import Co., Ltd. dated December 11, 2010. *
10.9	Trust agreement between Mr. Jinlin Guo and Bin Liu, dated May 5, 2010. †
10.10	Trust agreement between Mr. Jinlin Guo and Meicui Liu, dated May 5, 2010. †
10.11	Trust agreement between Mr. Jinlin Guo and Kai Guo, dated May 5, 2010. †
10.12	Trust agreement between Mr. Jinlin Guo and Yujin Zhou, dated May 5, 2010. †
14.1	Code of Ethics and Business Conduct. *
21.1	List of Subsidiaries. *
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
99.1	Audit Committee Charter. *
99.2	Compensation Committee Charter. *
99.3	Nominating Committee Charter. *

* Previously filed.
† Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the March 31, 2011.

AIVTECH INTERNATIONAL GROUP CO.

By:	/s/ Jinlin Guo
Jinlin Guo
President, Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of AIVtech International Group Co. and in the capacities and on the dates indicated.

March 31, 2011	By:	/s/ Jinlin Guo
Jinlin Guo
President, Chief Executive Officer and Chairman of the Board of Directors

March 31, 2011	By:	/s/ Yilin Shi
Yilin Shi
Chief Financial Officer and Director

March 31, 2011	By:	/s/ Teli Liao
Teli Liao
Secretary

March 31, 2011	By:	/s/ Jian Wang
Jian Wang
Independent Director

March 31, 2011	By:	/s/ Wenbing Wu
Wenbing Wu
Independent Director

March 31, 2011	By:	/s/ James C. Hansel
James C. Hansel
Independent Director

AIVtech International Group Co.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

TABLE OF CONTENTS

Report of Independent Registered public Accounting Firm	F-1-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AIVtech International Group, Co. and Subsidiaries.

We have audited the accompanying consolidated balance sheet of AIVtech International Group, Co. and Subsidiaries (the "Company") as of December 31, 2010 and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders' equity for the year ended December 31, 2010. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of AIVtech International Group Co. as of  December 31, 2010, and the consolidated results of their operation and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. We have also audited the adjustments described in Noted 2 that were applied to restate the December 31, 2009 consolidated financial statements to correct certain errors.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review or apply any procedures to the 2009 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009  consolidated financial statements taken as a whole.

/s/ Friedman LLP
Marlton, New Jersey
March 31, 2011

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants and Advisors
517 Route One Iselin, New Jersey 08830 732. 855.9600 Fax:732.855.9559 www.acsbco.com	330 7th Avenue Suite 202 New York, NY 10001 212.867.1319

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AIVTech Holding (H.K.) Limited

We have audited the accompanying consolidated balance sheet of AIVTech Holding (H.K.) Limited and subsidiaries as of December 31, 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2009. AIVTech Holding (H.K.) Limited management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIVTech Holding (H.K.) Limited and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants
New York, N.Y.

May 3, 2010, Except for Note 2 which date was March 31, 2011

New York • New Jersey • San Francisco • Los Angeles • Cayman Islands

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009
		Restated
CURRENT ASSETS:
Cash	$7,079,221	$3,605,741
Accounts receivable	7,192,694	2,040,088
Other receivable and prepaid expense	198,553	42,121
Inventories	571,602	5,073,436
VAT tax recoverable	-	845,202
Total current assets	15,042,070	11,606,588

Property and equipment, net	1,127,334	1,015,570
TOTAL ASSETS	$16,169,404	$12,622,158

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payables and accrued expense	$962,099	$5,973,298
Taxes payable	785,636	536,101
Due to related parties	529,166	29,252
Dividend payable	3,948,125	-
Warrants liability	299,492	-
Total current liabilities	6,524,518	6,538,651

Long term loan	757,311	-
TOTAL LIABILITIES	7,281,829	6,538,651

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 22,513,334 and 10,375,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	22,513	10,375
Additional paid-in capital	7,566,593	631,541
Stock subscription receivable	(7,540,002)	-
Statutory reserve	482,377	346,991
Retained earnings	6,773,472	4,260,636
Accumulated other comprehensive income	737,196	394,700
	8,042,149	5,644,243
Non-controlling interest	845,426	439,264
Total stockholders' equity	8,887,575	6,083,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,169,404	$12,622,158

The accompany notes are an integral part of these consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net sales	$68,334,543	$38,469,185
Cost of sales	(52,459,912)	(28,064,339)
Gross profit	15,874,631	10,404,846

Operating expenses
Selling expense	(741,738)	(644,757)
General administrative expenses	(2,146,465)	(1,433,254)
Total operating expenses	(2,888,203)	(2,078,011)

Income from Operations	12,986,428	8,326,835

Other income ( expenses)
Change in fair value of warrants liability	122,795	-
Interest income	20,755	9,834
Interest expense	(19,607)	(30,079)
Total other income (expense)	123,943	(20,245)

Income before income tax	13,110,371	8,306,590

Provision for Income taxes	(1,715,218)	(830,659)

Net income	11,395,153	7,475,931

Less: Net income attributable to non-controlling interest	406,162	-
Net income attributable to AIVtech International Group Co.	$10,988,991	$7,475,931

Net income	11,395,153	7,475,931
Foreign currency translation adjustment	342,496	(4,348)
Comprehensive income	11,737,649	7,471,583
Comprehensive income attributable to non-controlling interest	$(102,749)	$-
Comprehensive income attributable to AIVtech International Group Co.	$11,634,900	$7,471,583

Basic and diluted income per common share
- basic	$0.66	$0.72
- dliuted	$0.66	$0.72

Basic and diluted weighted average common shares outstanding
- basic	16,566,205	10,375,000
-dliuted	16,568,189	10,375,000

Cash dividend per common share	0.27	0.85

The accompany notes are an integral part of these consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year ended December 31, 2010 and 2009 (Restated)
							Accumulated
			Additional	Stock	Statutory		Other
	Common Stock ($0.001 par)		Paid-in	Subscription	Surplus	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Reserve	Earnings	Income (loss)	Interest

Balance at January 1, 2009	10,375,000	$10,375	$631,541	$-	$346,990	$5,569,993	$399,049	$-	$6,957,948

Dividend declared	-	-	-	-	-	(8,785,288)	-	-	(8,785,288)
Net income	-	-	-	-	-	7,475,931	-		7,475,931
Capital contribution by minority shareholder								439,264	439,264
Foreign currency translation adjustments	-	-	-	-	-	-	(4,348)	-	(4,348)

Balance at December 31, 2009 (Restated)	10,375,000	$10,375	$631,541	$-	$346,990	$4,260,636	$394,701	$439,264	$6,083,507

Common shares issued on May 12, 2010 - Formerly Ecochild, Inc.	9,625,000	9,625	(9,625)	-	-	-	-	-	-
Deemed dividend distribution in connection with the reverse merger transaction on May 12, 2010				-	-	(3,948,125)	-	-	(3,948,125)
Net income		-	-	-	-	10,988,991	-	406,162	11,395,153
Dividend declared						(4,392,643)			(4,392,643)
Appropriation to statutory surplus reserve		-		-	135,387	(135,387)	-	-	-
Private placement offering on December 29, 2010	2,513,334	2,513	7,537,489	(7,540,002)		-	-	-	-
Fair value of the warrants issued and other offering costs in connection with the private placement offering on December 29, 2010			(592,812)						(592,812)
Foreign currency translation adjustments		-	-	-	-	-	342,495	-	342,495
		-
Balance at December 31, 2010	22,513,334	$22,513	$7,566,593	$(7,540,002)	$482,377	$6,773,472	$737,196	$845,426	$8,887,575

The accompany notes are an integral part of these consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES：
Net income	$11,395,153	$7,475,931
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	203,136	145,877
Loss of changes in fair value of warrants liability	(122,795)	-
Changes in assets and liabilities :
Accounts receivable	(5,001,000)	(371,252)
Other receivable and prepaid expense	(152,463)	-
VAT tax recoverable	858,092	(843,668)
Inventories	4,588,779	(1,143,957)
Account payables and accrued expenses	(5,283,915)	3,932,813
Taxes payable	228,198	555,689
Net cash provided by operating activities	6,713,185	9,751,433

CASH FLOWS FROM INVESTING ACTIVITIES：
Purchase of property & equipment	(184,473)	(284,840)
Net cash used in investing activities	(184,473)	(284,840)

CASH FLOWS FROM FINANCING ACTIVITIES：
Proceeds from long-term loan	744,624	-
Increase in capital contribution by non-controlling interest	-	439,264
Due to related parties	494,304	29,199
Dividends paid	(4,392,643)	(8,785,288)
Net cash used in financing activities	(3,153,715)	(8,316,825)

Effect of exchange rate changes on cash	98,481	12,510

Net change in cash	3,473,480	1,162,277

Cash, beginning of year	3,605,741	2,443,464

Cash, end of year	$7,079,221	$3,605,741

Supplemental disclosures of cash flow information
Income taxes paid	$1,710,567	$597,468
Interest paid	$16,464	$30,079

The accompany notes are an integral part of these consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

AIVtech International Group Co., (the “Company” or “ECOH”), formerly known as Ecochild, Inc., is a corporation organized under the laws of the State of Nevada. Through its operating subsidiaries in People’s Republic of China (“China”, or the “PRC”), the Company engaged in the design and manufacturing casual furniture audio series, multimedia speakers, and LED business in China.

AIVtech Holding Limited (“AIVtech”) is a corporation organized under the laws of Hong Kong on November 4, 2005, and owns 100% equity interest of Shenzhen AIVtech, a limited liability company organized under the laws of the People’s Republic of China on October 16, 2004. ShenZhen AIVtech owns 70% equity interest of Dongguan AIVtech, a limited liability company organized under the laws of the PRC in December 2009.

On May 12, 2010, the Company executed a Share Exchange Agreement (“Exchange Agreement”) with AIVtech and the shareholders of AIVtech (the “AIVtech Shareholders”), and acquired all of the outstanding shares of AIVtech from the AIVtech Shareholders.

In connection with the acquisition, the Company issued to the AIVtech Shareholders, their designees or assigns, an aggregate of 10,375,000 shares (the “ Shares Component”) of the common stock of the Company, at par value of $0.005 per share, so that upon completion of the Exchange Agreement, the shareholders of AIVtech own approximately 51.88% of the common stock of the Company. In addition, the Company declared dividend and agreed to pay cash (the “Cash Component”) of $3,948,125 to the AIVtech Shareholders.  The Cash Component is payable within 12 months after the closing of acquisition transaction. The parties understand and acknowledge that such exchange is based upon an acquisition value of AIVtech at  $4,000,000. In addition to the above Shares and Cash component, Jie Zhang, the major shareholder of the Company -transferred 3,009,000 shares to two shareholders of AIVtech -. The two shareholders, the directors and officers of AIVtech, are (1) Guo Jinlin, to receive 1,770,000 shares, and (2) Ding Lanbing, through Guo Jin Tong Investment (Hong Kong) Limited, to receive 1,239,000 shares.

Before the closing of the transaction, there were 9,625,000 shares of the Company’s common stock issued and outstanding.  Upon completion of the Share Exchange Transaction, there were 20,000,000 shares of the Company’s common stock issued and outstanding.

As a result of the above mentioned Share Exchange Transaction, AIVtech became the Company’s wholly-owned subsidiary and the Company, through AIVtech, acquired direct control of ShenZhen AIV Electronics Company Limited (“Shenzhen AIVtech”), and DongGuan AIV Electronics Company Limited (“Dongguan AIVtech”). Shenzhen AIVtech and Dongguan AIVtech are each engaged in the design and manufacturing casual furniture audio series, multimedia speakers, and LED business in China.

Subsequently, the Company’s name was changed from “Ecochild, Inc.” to “AIVtech International Group Co.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

The share exchange transaction has been accounted for as a reverse merger or recapitalization pursuant to ASC 805 Business Combination primarily due to the  change of control. Accordingly, AIVtech will be treated as the continuing entity for accounting purposes.

Note 2 – Restatement of Previously Issued Financial Statements

The Company has reclassified and restated certain line items on the 2009 consolidated financial statements. The restatement has no impact on the 2009 consolidated statement of income and comprehensive income.

The items primarily consist of the following:

Consolidated balance sheet
•	reclassified certain VAT tax overpayments from Account Payable and Accrued Expense line item and presented as a separate VAT Tax Recoverable line item;
•	reclassified certain tax payable from Account Payables and Accrued expense line item and included in the Tax Payable line item;
•	reclassified a portion of Due to Shareholder and presented as a separate Dividend Payable line item. The amount represents payments to shareholders which are dividend declared in December 2009.
•
reclassified the Minority Interest line item from liabilities and presented as Non-Controlling Interest line item in the equity section.  The non-controlling interest represents 30% equity interest the Company does not own in Dongguan AIVtech.

Consolidated statement of stockholders’ equity
•	The non-controlling interest is included as equity in the statement of stockholderss' equity.
•
Of the total $13,177,831 dividend declared as previously reported in the 2009 consolidated financial statements, $ 8,785,288 was declared in October 2009, $4,392,643 was declared in January 2010. Accordingly, the previously reported 2009 dividends were reduced by $4,392,643.

Consolidated statement of cash flows
•	As a result of above reclassifications and restatement, the corresponding line items on the consolidated statements of cash flows have been restated.

The following table summarizes the effects of the reclassifications on the previously issued consolidated balance sheet for the year ended December 31, 2009 (restated):

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2009		Changes
	As restated	As previously reported	Inc(dec)

VAT tax recoverable	$845,202	$-	$845,202
Total current assets	11,606,588	10,761,386	845,202
TOTAL ASSETS	12,622,158	11,776,956	845,202

Account payables and accrued expenses	5,973,298	5,431,000	542,298
Taxes payable	536,101	233,191	302,910
Minority interest		439,264	(439,264)
Dividend payable	-	4,400,634	(4,400,634)
Total current liabilities	6,538,651	10,533,347	(3,994,696)

TOTAL LIABILITIES	6,538,651	10,533,347	(3,994,696)

Retained earnings	4,260,636	(132,007)	4,392,643
Accumulated other comprehensive income	394,700	386,710	7,990
	5,644,243	1,243,609	4,400,634
Non-controlling interest	439,264	-	439,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	12,622,158	11,776,956	845,202

The following table summarizes the effects of the reclassifications on our previously issued consolidated statement of cash flow for the year ended December 31, 2009 (restated):

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER,31 2010 AND 2009

	For the year ended December 31, 2009
	As restated	As previously reported	Changes

CASH FLOWS FROM OPERATING ACTIVITIES：
VAT tax recoverable	$(843,668)	$-	$(843,668)
Inventories	(1,143,957)	(1,143,957)	-
Account payables and accrued expenses	3,932,813	3,421,118	511,695
Due to related party	-	468,463	(468,463)
Taxes payable	555,689	232,767	322,922
Net cash provided by operating activities	9,751,433	10,228,946	(477,513)

CASH FLOWS FROM INVESTING ACTIVITIES：
Dividend paid	-	(8,785,288)	8,785,288
Net cash used in investing activities	(284,840)	(9,070,128)	8,785,288

CASH FLOWS FROM FINANCING ACTIVITIES：
Proceeds from short-term loan	-
Capital contribution by shareholder	439,264	-	439,264
Due to a related party	29,199	-	29,199
Dividend payment	(8,785,288)	-	(8,785,288)
Net cash used in financing activities	(8,316,825)	-	(8,316,825)

Effect of exchange rate changes on cash and cash equivalents	12,510	3,459	9,051

Net change in cash	1,162,277	1,162,277	-
Cash, beginning of year	2,443,464	2,443,464	-
Cash, end of year	$3,605,741	$3,605,741	$-

The following table summarizes the effects of the reclassifications on our previously issued consolidated statement of changes in stockholder’s equity for the year ended December 31, 2009 (restated):

		As of December 31, 2009
	As restated	As previously reported	Changes

Retained earnings	$4,260,636	$(132,007)	$4,392,643
Accumulated other comprehensive income	394,700	386,710	7,990
Non-controlling interest	439,264	-	439,264

Total stockholder's equity	$6,083,507	$1,234,609	$4,848,898

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed below. All intercompany transactions have been eliminated upon consolidation.

Name of the entity	Place of Incorporation	Ownership Percentage

AIVtech International Group Co.	Nevada	100%
AIVtech Holding Co., Ltd	Hongkong, China	100%
Shenzhen AIVtech Electronics Co., Ltd. (Shenzhen AIVtech)	Shenzhen, China	100%
Dongguan AIVtech Electronics Co., Ltd. (Dongguan AIVtech)	Dongguan, China	70%

Non-controlling interest

Non-controlling interest represents one minority shareholder’s 30% ownership interest in Dongguan AIVtech Electronics Co., Ltd.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities and doubtful accounts, realization of deferred tax assets and the fair value of warrants liability. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory, accounts payable and other accrued expenses, tax payable and warrant liability approximate their fair market value based on the short-term maturity of these instruments. The fair value of long-term loan also approximates its recorded value because long-term borrowing bears a floating rate of interest. As the stated interest rate reflects the market rate, the carrying value of the borrowing approximates its fair value.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized as follows.  There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

	Fair value measurement using inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments − Warrants	$-	$299,492	$-
Total	$-	$299,492	$-

Foreign Currency Translation

The Company's financial statements are presented in US dollars. In accordance with ASC 830, "Foreign Currency Matters", an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions.

The consolidated financial statements of the Company have been translated into U.S. dollars. The consolidated financial statements are first prepared in RMB and then are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

	December 31,	December 31,
	2010	2009
Year end exchange rate (RMB:US$)	6.6023	6.8172
Average exchange rate for the year (RMB:US$)	6.7148	6.8311

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Comprehensive Income

ASC 220, "Comprehensive Income" requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income represents income arising from the changes in foreign currency exchange rates.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC.  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC.  Total cash at December 31, 2010 and 2009 amounted to $7,079,221 and $3,605,741, respectively, of which no deposits are covered by insurance.  The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable are stated at net realizable value. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Normally, the Company only extends maximum of 90 days credit to customers.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them. For the years ended December 31, 2010 and 2009, no allowance for doubtful accounts was deemed necessary as a majority of the outstanding receivables were collected within three months subsequent to the closing of the year.

Inventory

Inventories are stated at the lower of cost or market value, using the FIFO method.  The cost of inventories comprises all costs of purchases, costs of labors, direct fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provides inventory reserves based on excess and obsolete inventories determined principally by customer demand.  The Company has determined no value for inventories was considered necessary for the years ended December 31, 2010 and 2009.

VAT Tax Recoverable

Value added tax recoverable represents value added taxes (“VAT”) paid on purchases made with the relevant supporting invoices (input VAT), which are to be used in the following periods. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (“output VAT”) less VAT paid on purchases made with the relevant supporting invoices (“input VAT”). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. Such timing difference due to the input VAT ahead of output VAT may result in VAT recoverable.  The Company records such VAT recoverable under current assets. As of December 31, 2010 and 2009, the Company’s unused input VAT totaled $-0- and $845,202, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the property and equipment have been put into operation, such as repairs and maintenance and overhaul costs, are charged to the profit and loss account in the year in which it is incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives of the assets are as follows:

Machinery	5- 10 years
Office Furniture & Equipments	5 years
Motor vehicles	3- 5 years

Any gain or loss on disposal or retirement of property and equipment is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Impairment of long-lived assets

ASC 360 requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company tests long-lived assets, including property and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.

The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets during the years ended December 31, 2010 and 2009.

Revenue Recognition

The Company recognizes revenues in accordance with ASC 605 Revenue Recognition. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no sales returns are allowed. The Company accepts returns one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the years ended December 31, 2010 and 2009, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed.

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Product warranty

The Company provides product warranties to its customers that all products manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties have been minimal and, as of December 31, 2010 and 2009, no product warranty reserve was considered necessary.

Advertising

Advertising costs are expensed when incurred in accordance with ASC 720-35 “Advertising Costs”. Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. Advertising costs were $205,807 and $286,087 for the years ended December31, 2010 and 2009, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the tax years ended December 31, 2005 through December 31, 2010 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

Value Added Taxes

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due. The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

In May 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse acquisition or recapitalization primarily since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse acquisition takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows”, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued changes to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. Management has determined these changes will not have an impact on the Consolidated Financial Statements.

In April 2010, the FASB issued changes to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance, or service condition. These changes become effective for the Company on January 1, 2011. Management has determined these changes will not have an impact on the Consolidated Financial Statements

Note 4 – INVENTORIES

As of December 31, 2010 and 2009, inventories consisted of the following:

	2010	2009
Raw materials and supplies	$322,935	$2,830,746
Work in process		2,141,035
Finished goods	248,667	101,655
Totals	$571,602	$5,073,436

Note 5 –PROPERTY AND EQUIPMENT

As of December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009
Machinery	$1,134,482	$1,080,370
Office Furniture & Equipment	156,329	115,148
Motor vehicles	197,670	172,835
	1,488,480	1,368,353
Accumulated depreciation	(361,147)	(352,783)
Property and equipment, net	$1,127,334	$1,015,570

Note 5 –PROPERTY AND EQUIPMENT (continued)

For the year ended December 31, 2010, depreciation expense amounted to $203,136 of which $145,877 was included in cost of sales. For year ended December 31, 2009, depreciation expense amounted to $123,391, of which $91,604 was included in cost of sales.

Note 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, related party transactions consisted of the following:

	2010	2009 (Restated)
Due to a shareholder (a)	$5,335	$29,252
Loan from a related party (b)	523,831	-
Total	529,166	29,252

(a)
During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $5,335 and $29,252 as of December 31, 2010 and 2009, respectively.

(b)
In May 2010, Shenzhen AIVtech entered into an agreement with Shenzhen Top Finance Guaranty Investment Inc., in which Shenzhen Top Finance Guaranty Investment Inc. agreed to pay, on behalf of Shenzhen AIVtech, all legal, audit, consulting and other expense in connection with Shenzhen AIVtech’s efforts of going public in the United States. Total such expenses incurred and paid by Shenzhen Top Finance Guaranty Investment Inc on behalf of Shenzhen AIVtech within 2010 amounted to $220,907.  In addition, on December 31, 2010, Dongguan AIVtech entered into a loan agreement with Shenzhen Top Finance Guaranty Investment Inc. to borrow RMB 2 million (approximate to $302,924) as working capital for six months ( from October 29, 2010 to March 28, 2011). The loan bears average bank interest floating upward 20%.  Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, and owns 10.38% of the total issued and outstanding common shares of the Company.

Note 7 – DIVIDEND PAYABLE

Pursuant to the Share Exchange Agreement in connection with the reverse acquisition on May 12, 2010, the Company acquired all of the outstanding shares of AIVtech from the AIVtech Shareholders. In addition to the 10,375,000 common stock issued to AIVtech shareholders, the Company also agreed to pay cash of $3,948,125, evidenced by a non-interest bearing promissory note, to AIVtech Shareholders within 12 months after the closing of the transaction. The payment has been accounted for as dividend distribution to shareholders.

Notes 8 – LONG-TERM LOANS

As of December 31, 2010 and 2009, long-term loan consisted of the following:

	2010	2009
Loan from Dongguan Shilong Industrial Company	$757,311	$-
Total	$757,311	$-

On January 5, 2010, the Company’s subsidiary Dongguan AIVtech entered into a loan agreement with a third-party Dongguan Shilong Industrial Company for the purpose of working capital needs.  The loan amount is RMB 5 million (approximate to $757,311) for three years. The loan is guaranteed by the shareholders of Shenzhen AIV Electronics Co., Ltd., with an average interest rate of 2.7% per annum and is payable upon loan maturity date, which is January 3, 2013. Interest expenses on the loan amounted to $ 16,464 and $-0- for the years ended December 31, 2010 and 2009, respectively.

Notes 9– TAXES

(a) Corporation income tax (“CIT”)

The Company’s operating subsidiaries Shenzhen AIVtech and Dongguan AIVtech are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  Shenzhen AIVtech was formed on May 18, 2006 in a special economic zone in Shenzhen and has been granted a favorable tax treatment by local taxing authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years (“tax holiday”). For the years ended December 31, 2010 and 2009, Shenzhen AIVtech enjoyed a favorable tax exemption policy and the effective income tax rate for Shenzhen AIVtech assessed by local tax authority was 11% and 10% for the years ended December 31, 2010 and 2009, respectively. Dongguan AIVtech is subject to 25% statutory income tax rate.

The estimated tax savings as a result of the Company’s tax holiday in 2010 amounted to $1,613,342.  The net effect on earnings per share had the statutory income tax rate been applied would decrease basic earnings per share from $0.66 to $0.59 for the year ended December 31, 2010.  The estimated tax savings as a result of our tax abatement in 2009 amounted to $549,866. The net effect on earnings per share had the full statutory income tax rate been applied would decrease basic earnings per share from $0.72 to $0.67 for the year ended December 31, 2009.

The Company’s effective tax rate reflected the combined results for both Shenzhen AIVtech and Dongguan AIVtech. The following table reconciles the Company’s PRC statutory tax rate to its effective tax rate for the years ended December 31, 2010 and 2009.

	2010	2009
Statutory PRC income tax rate	25.0%	25.0%
China income tax exemption	(11.9%)	(15.0%)
Effective income tax rate	13.1%	10.0%

Notes 9 – TAXES (continued)

The parent Company AIVtech International Group Inc (formerly Ecochild Inc.) was incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $79,519 for the year ended December 31, 2010, which may be available to reduce future years' taxable income. These carry forwards will expire in 2030. However, due to the change in control resulting from the reverse acquisition in 2010 which limits the amount of loss to be utilized each year. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of December 31, 2010.

(b ) Value Added Taxes

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT).

(c) Taxes payable

As of December 31, 2010 and 2009, taxes payable consisted of the following:

	2010	2009 (Restated)
Income tax payable	$237,841	$233,191
VAT tax payable	536,769	296,423
Other tax payable	11,026	6,487
Total taxes payable	$785,636	$536,101

Notes 10- WARRANTS

In connection with the private placement offering on December 29, 2010, the Company issued to the investors   five-year Series A Warrants to purchase up to an additional 251,334 shares of common stock at an exercise price of $4.00. The Company also issued warrants to the placement agent to purchase a total of 50,267 shares of common stock at an exercise price of $4.00 per share.

In accordance with Financial Accounting Standard Board Codification (“ASC”) 815 Derivative and Hedging, the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  Under ASC 815, the warrants are carried at fair value as a derivative liability  using level 2 inputs. The change in the fair value of the warrants liability is reported in earnings  at each reporting period.

Notes 10- WARRANTS (continued)

The Company estimates the fair value of warrants granted using the Black-Scholes model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.   The fair value of the common stock is generally determined based on the closing price of the stock traded on the NASDAQ over-the-counter bulletin board on the grant date.   The Company estimated the expected volatility based on the historical volatility of the Company’s common stock. The Company calculated the expected life of warrants using the simplified method due to the Company’s limited warrant exercises history.   The assumed dividend yield is based upon the Company’s expectation of not paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected term.

The Company determined the fair value of the warrants at December 29, 2010, the date of the issuance was $1.40 per share, totaling $422,287.  The fair value was determined using the Black Scholes Model based on the following assumptions:  dividend yield: 0%; volatility: 8.65%, risk free rate: 2.03%, expected term: 5 years.

The Company determined the fair value of the warrants at December 31, 2010 was $1.83 per share, totaling $299,492.  The fair value was determined using the Black Scholes Model based on the following assumptions:  dividend yield: 0%; volatility: 23.06%, risk free rate: 2.01%, expected term: 5 years. For the years ended December 31, 2010 and 2009, the Company recorded a gain of $122,795 and $-0-, respectively, in changes in the fair value of the warrants in profit or loss.

Stock warrants issued, terminated/forfeited, exercised and outstanding during the years ended December 31, 2010 are as follows:

	Shares	Average Exercise price per share
Warrants outstanding, December 31, 2009	$-	$-
Warrants granted	301,601	4.00
Warrants exercised	-	4.00
Warrants outstanding, December 31, 2010	301,601	$4.00

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2010

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$4.00	301,601	5	$4.00	301,601	$4.00
	301,601	5	$4.00	301,601	$4.00

Note 11.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	2010	2009
Net income used in computing basis net income per share	$10,988,991	$7,475,931
Less: change in fair value of warrant liability	(122,795)	-
Net income used in computing diluted net income per share	$10,866,196	$7,475,931

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	16,566,205	10,375,000
Dilutive potential common stock (under treasury stock method):
Effect of diluted warrants	1,984	-
Shares used in computation of diluted net income per share	16,568,189	10,375,000

Basic net income per share	$0.66	$0.72
Diluted net income per share	$0.66	$0.72

The Company has outstanding warrants to acquire 301,601 shares of common stock. These warrants are included in diluted weighted average shares calculation for the year ended December 31, 2010 using the treasury stock method.

Note 12.  REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the private placement offering on December 29, 2010, the Company agreed to file a Form S-1 registration statement with the Securities and Exchange Commission to register for resale (i) 100% of the purchased shares and (ii) 100% of the shares of the common stock underlying the warrants , within 30 calendar days following the closing of the offering, and use the Company’s best efforts to have the registration statement declared effective within 180 calendar days after closing of the offering. If the registration Statement is not filed with the SEC by the required filing date or is not declared effective by the required effective date, the Company shall pay to each investor as liquidated damages, a cash payment equal to 2% of the aggregate amount invested by such investor in the offering on the first business day of each thirty (30) day period until the registration statement has been filed or declared effective, or a portion thereof. Such liquidated damages shall not exceed 10% per annum.  The Company filed Form S-1 on January 28, 2011 and believed the registration statement will become effective within the next 180 days. As a result, the Company has not recorded any amounts with respect to this registration rights arrangement as of December 31, 2010.

Note 13 – STOCHHOLDERS' EQUITY

(a ) Common stock

Prior to the Share Exchange, the Company had 9,625,000 shares of common stock issued and outstanding at $0.001 per share.

In connection with the Share Exchange consummated on May 12, 2010, the Company issued 10,375,000 shares of its common stock to AIVtech shareholders. Upon the closing of the Share Exchange Transaction, there were 20,000,000 shares of the Company’s common stock outstanding.

On December 29, 2010, the Company entered into a subscription agreement with certain accredited investors in connection with a private placement offering:

(1)	The Company agreed to issue to these investors to 2,513,334 shares of common stock, at par value of $.001 and purchase price of $3.00 per share, for aggregate gross proceeds of $7,540,000.
(2)	In addition, the Company also issued to these investors five-year Series A warrants to purchase up to an additional 251,334 shares of common stock at an exercise price of $4.00 per share.
(3)	The Company also paid to the placement agent a fee of $150,800 and issued five-year Agent Warrants to purchase a total of 50,267 shares of common stock at an exercise price of $4.00 per share.
(4)
The Company also agreed to issue to the investors an aggregate of 2,513,334 shares of its common stock (the “Make Good Shares”), on a pro rata basis, for the benefit of the investors if the make good targets set forth in the subscription agreement are not met. With respect to the fiscal year ending December 31, 2010, if the Company did not achieve $0.44 in earnings per share, then one-half of the Make Good Shares will be distributed to the investors on a pro rata basis.  With respect to the fiscal year ending December 31, 2011, if  $0.60 in earnings per share is not achieved, then the other one-half of the Make Good Shares will be distributed to the investors on a pro rata basis.

As of December 31, 2010, the Company is not required to issue the Make Good Shares as the basic EPS for the year ended December 31, 2010 was $0.66

 (b ) Statutory reserve

The Company is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion.

Note 13 – STOCHHOLDERS' EQUITY (continued)

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 50% of the entities’ registered capital as statutory surplus reserve. For the years ended December 31, 2010 and 2009, the Company accrued statutory reserve of $135,387 and $-0- , respectively. As of December 31, 2010 and 2009, the balance of statutory surplus reserve was $482,377 and $346,990 respectively.

The discretionary surplus reserve may be used to acquire property and equipment or to increase the working capital to expend on production and operation of the business.

Note. 14. NON-CONTROLLING INTEREST

Non-controlling interest represents one minority shareholder’s 30% ownership interest in Dongguan AIVtech Electronics Co., Ltd. As of December 31, 2010 and 2009, non-controlling interest consisted of the following:

	December 31, 2010	December 31, 2009
	US$	US$
Original paid-in capital	$439,264	$439,264
Retained Earnings	303,413	-
Accumulated other comprehensive income	102,749	-

	$845,426	$439,264

Note 15 – COMMITMENTS

Operating lease:

The Company leases office space for its headquarter Shenzhen AIVtech and the factory buildings for its subsidiary Dongguan AIVtech.  The leases have been accounted for as operating leases:

The future minimum lease payments are summarized below:

Operating lease obligation as of December 31,
2011	$425,401
2012	454,359
2013	453,742
2014	464,234
2015	116,933
Total	$1,914,669

Rent expense for the years ended December 31, 2010 and 2009 was $367,290 and $19,358, respctively.

Note 16 - CONCENTRATIONS

Major Customers

Three customers accounted for 38%, 30% and 11% of the total sales for the year ended December 31, 2010, respectively.   The same customers accounted for 47%, 14% and 10% of the total sales for the year ended December 31, 2009.

As of December 31, 2010, two customers accounted for 79.8% and 9% of the total outstanding receivables, respectively.  As of December 31, 2009, two customers accounted for 44.2% and 16.6%, of the total accounts receivable outstanding.

Major suppliers

For the year ended December 31, 2010, three material suppliers accounted for more than 47% of total purchases, with each supplier individually accounting for 27.6%, 9.9% and 9.5% of the total purchases. For the year ended December 31, 2009, four material suppliers accounted for more than 52% of total purchases, with each supplier individually accounting for 17.7%, 16.3%, 9.9% and 8.5% of the total purchases.

Note 17 – RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The unaudited quarterly financial statements for the six months ended June 30, 2010 and for the nine months ended September 30, 2010 have been restated to correct the errors described in Note 2 “Restatement of Previously Issued Financial Statements”.

The effect of restatements to correct the errors referred to in Note 2 Restatement of Previously Issued Financial Statements and the impact on the quarterly consolidated balance sheets, consolidated statement of stockholders’ equity as of June 30, 2010 and September 30, 2010, respectively, and the consolidated statement of cash flows for the six months ended June 30, 2010 and for the nine months ended September 30, 2010, respectively, are presented below.  The restatements have no impact on the consolidated statement of income and comprehensive income for the six months ended June 30, 2010 and for the nine months ended September 30, 2010, respectively.

The following reclassifications and restatements impact the quarterly financial statements:

a)	Reclassified certain VAT tax overpayments from Accounts Payable and Accrued Expense and presented as a separate VAT Tax Recoverable line item.
b)	Reclassified certain tax payable from Accounts Payables and Accrued Expense line item and included in the Tax Payable line item.
c)	Reclassified the Short-Term Bank Loan into Long-Term Loan. Pursuant to the terms in the loan agreement, the loan is payable upon maturity date, which is January 3, 2013.
d)
Reclassified $3.9 million from Due to Related Parties to Dividend Payable.  The amount related to the payment to shareholders pursuant to the share exchange agreement in connection with the reverse acquisition on May 12, 2010.  The payment was deemed dividend distribution to shareholders.

e)	Reclassified the Minority Interest line item from liabilities to Non-Controlling Interest line item in the equity section
f)
The unaudited consolidated statements of cash flow have been restated by applying the average exchange rates for the period to translate the respective line items from RMB to US Dollar on the statements of cash flow.  Previously the Company incorrectly used the period ended balance sheet spot exchange rate for translate certain items on the statement of cash flows.

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30, 2010
	As restated	As previously reported	Changes

Cash	$3,928,055	$3,928,055	$-
Accounts receivable	3,867,939	3,867,939	-
Other receivable, net	191,990	191,990	-
Inventories	1,736,096	1,736,096	-
VAT tax recoverable	91,714	-	91,714
Total current assets	9,815,794	9,724,080	91,714

Property and equipment, net	1,071,748	1,071,748	-
TOTAL ASSETS	10,887,542	10,795,828	91,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payables and accrued expenses	2,505,767	2,550,128	(44,361)
Taxes payable	348,208	240,059	108,149
Due to related parties	38,661	3,958,861	(3,920,200)
Dividend payable	3,948,125	-	3,948,125
Short-term loan	-	737,307	(737,307)
Total current liabilities	6,840,761	7,486,353	(645,592)

Long term loan	737,307	-	737,307
Minority interest	-	573,695	(573,695)

TOTAL LIABILITIES	7,578,068	8,060,048	(481,980)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2010	20,000	20,000	-
Additional paid-in capital	621,916	621,916	-
Statutory reserve	346,990	346,990	-
Retained earnings	1,337,944	1,337,944	-
Accumulated other comprehensive income	408,930	408,930	-
	2,735,780	2,735,780	-
Non-controlling interest	573,695	-	573,695
Total stockholders' equity	3,309,475	2,735,781	573,694
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,887,542	$10,795,828	$91,714

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2010
	As restated	As previously reported	Changes

Cash	$3,100,131	$3,100,131	$-
Accounts receivable	10,293,640	10,293,640	-
Other receivable, net	166,329	166,329	-
Inventories	3,663,818	3,663,818	-
Total current assets	17,223,918	17,223,918	-

Property and equipment, net	1,069,588	1,069,588	-
TOTAL ASSETS	$18,293,506	$18,293,506	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Account payables and accrued expenses	$4,504,545	$4,901,030	$(396,485)
Taxes payable	1,012,974	722,913	290,061
Short-term bank loan	-	747,255	(747,255)
Dividend payable	3,948,125	-	3,948,125
Due to related parties	117,140	3,958,840	(3,841,700)
Total current liabilities	9,582,783	10,330,038	(747,255)

Long term loan	747,255	-	747,255
TOTAL LIABILITIES	10,330,038	10,330,038	-

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2010	20,000	20,000	-
Additional paid-in capital	621,916	621,916	-
Statutory reserve	346,990	346,990	-
Retained earnings	5,698,351	5,698,351	-
Accumulated other comprehensive income	501,353	501,353	-
	7,188,610	7,188,610	-
Non-controlling interest	774,858	774,858	-
Total stockholders' equity	7,963,468	7,963,468	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,293,506	$18,293,506	$-

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

		As of June 30, 2010
	As restated	As previously reported	Changes

Common stock	$20,000	$20,000	$-
Additional paid-in capital	621,916	621,916	-
Statutory surplus reserve	346,990	346,990	-
Retained earnings	1,337,944	1,337,944	-
Accumulated other comprehensive income	408,930	408,930	-
Non-controlling interest	573,695	-	573,695
Total stockholders' equity	$3,309,475	$2,735,781	$573,694

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2010
	As restated	As previously reported	Changes

CASH FLOWS FROM OPERATING ACTIVITIES：
Net income	$5,552,507	$5,418,076	$134,431
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	82,441	82,441	-
Net income attributed to minority interest minority interest	-	134,431	(134,431)
Changes in assets and liabilities :
Accounts receivable	(1,810,970)	(1,827,851)	16,881
Other receivable, net	(149,869)	(149,869)	-
VAT tax recoverable	755,391	-	755,391
Inventories	3,337,340	3,337,340	-
Account payables and accrued expenses	(3,487,239)	(2,880,878)	(606,361)
Due to related party	-	(18,516)	18,516
Taxes payable	(190,078)	6,868	(196,946)
Net cash provided by operating activities	4,089,523	4,102,041	(12518.45)

CASH FLOWS FROM INVESTING ACTIVITIES：
Purchase of property & equipment	(138,619)	(138,619)	-
Net cash used in investing activities	(138,619)	(138,619)	-

CASH FLOWS FROM FINANCING ACTIVITIES：
Proceeds from loan	734,822	737,307	(2485.00)
Proceeds from related party loan	9,224	-	9,224
Dividend payment	(4,392,643)	(4,400,634)	7,991
Net cash used in financing activities	(3,648,597)	(3,663,327)	14,730

Effect of exchange rate changes on cash	20,008	22,220	(2,212)

Net change in cash	322,315	322,315	-
Cash, beginning of period	3,605,741	3,605,741	-
Cash, end of period	$3,928,056	$3,928,055	$-

Supplemental disclosures of cash flow information
Income taxes paid	$938,869	$938,869	$-
Interest paid	$6,327	$6,327	$-

Non-cash financing activities
Dividend declared	$4,392,643	$-	$4,392,643

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2010
	As restated	As previously reported	Changes

CASH FLOWS FROM OPERATING ACTIVITIES：
Net income	$10,114,076	$9,778,483	$335,593
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	126,403	126,403	-
Net income attributed to minority interest minority interest	-	335,594	(335,594)
Changes in assets and liabilities :			-
Accounts receivable	(7,746,286)	(7,684,117)	(62,169)
Other receivable	(124,208)	(124,208)	-
VAT tax recoverable	852,452	-	852,452
Inventories	1,409,618	1,409,618	-
Account payables and accrued expense	(1,951,454)	(1,099,411)	(852,043)
Due to related party	-	(18,537)	18,537
Taxes payable	462,074	489,722	(27,648)
Net cash provided by operating activities	3,142,676	3,213,547	(70,871)

CASH FLOWS FROM INVESTING ACTIVITIES：
Purchase of property & equipment	(180,421)	(180,421)	-
Net cash used in investing activities	(180,421)	(180,421)	-

CASH FLOWS FROM FINANCING ACTIVITIES：
Proceeds from loan	739,729	747,255	(7,526)
Repayment of related party loan	(18,895)	-	(18,895)
Due to a related party	105,353	-	105,353
Dividend payment	(4,392,643)	(4,400,634)	7,991
Net cash used in financing activities	(3,566,457)	(3,653,379)	86,922

Effect of exchange rate changes on cash	98,593	114,643	(16,050)

Net change in cash	(505,609)	(505,610)	-
Cash, beginning of period	3,605,741	3,605,741	-
Cash, end of period	$3,100,132	$3,100,131	$-

Supplemental disclosures of cash flow information
Income taxes paid	$981,902	$981,902	$-
Interest paid	$11,362	$11,362	$-

Non-cash financing activities
Dividend declared	$4,392,643	$-	$4,392,643