Form 10-Q
period 2011-03-31
AIVTECH INTERNATIONAL GROUP CO.
filed 2011-05-16
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-161941

AIVTECH INTERNATIONAL GROUP CO.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1305 East, Hightech Plaza, Phase 2, Tian'an Cyber Park Futian District, Shenzhen City Guangdong Province, China	518034
(Address of principal executive offices)	(Zip Code)

+86 (139) 2349-3889
Registrant’s telephone number including area code:

N/A
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

As of May 13, 2011, there were 22,515,334 shares outstanding of the registrant’s common stock.

AIVTECH INTERNATIONAL GROUP CO.

FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II-- OTHER INFORMATION

Item 6.	Exhibits	18

SIGNATURE

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIVtech International Group Co.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4 - 11

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS CURRENT ASSETS:	March 31, 2011	December 31, 2010

Cash	$14,812,649	$7,079,221
Restricted cash	388,087	-
Accounts receivable	5,503,015	7,192,694
Other receivable and prep aid expense	2,869,243	198,553
Inventories	5,546,116	571,602
VAT tax recoverable	600,695	-
Total current assets	29,719,805	15,042,070
Property and equipment: net	1,072,599	1,127,334
TOTAL ASSETS	$30,792,404	$16,169,404

LIABILITIES AND STOCKTIOLDERS’ EQUITY
CURRENT LIABILITIES
Account parables and accrued expense	$6,241,424	$962,099
Taxes payable	438,218	785,636
Due to related parties	1,139,622	529,166
Dividend payable	3,948,125	3,948,125
Warrants liability	176,345	299,492
Total current liabilities	11,943,734	6,524,518
Long term loan	-	757,311
TOTAL LIABILITIES	11,943,734	7,281,829

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.001 par value: 75:000,000 shares authorized, 22,515,334 and 22,513,334 shares issued and outstanding as of	22,515	22,513
March 31, 2011 and December 31, 2010: respectively
Additional paid-in capital	7,604,455	7,566,593
Stock subscription receivable	-	(7,540,002)
Statutory reserve	482,377	482,377
Retained earnings	8,378,116	6,773,472
Accumulated other comprehensive income	808,938	737,196
Total AIVTECH Stockholders' equity	17,296,401	8,042,149
Non-controlling interest	1,552,269	845,426
Total equity	18,848,670	8,887,575
TOTAL LIABILITIES AND EQUITY	$30,792,404	$16,169,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
	2011	2010
Net sales	$11,422,544	$19,037,473
Cost of sales	(8,853,045)	(13,976,160)
Gross profit	2,569,499	5,061,313

Operating expenses
Selling expense	(218,106)	(173,355)
General administrative expenses	(484,353)	(501,500)
Total operating expenses	(702,459)	(674,855)

Income from Operations	1,867,040	4,386,458

Other income (expenses)
Change in fair value of warrants liability	123,147	-
Interest income, net	6,310	-
Total other income	129,457	-

Income before income tax	1,996,497	4,386,458
Provision for income taxes	(293,933)	(510,438)
Net income	1,702,564	3,876,020

Less: Net income attributable to non-controlling interest	97,920	77,479
Net income attributable to AIVtech International Group Co.	$1,604,644	$3,798,541

Net income	1,702,564	3,876,020
Foreign currency translation adjustment	71,742	(3,346)
Comprehensive income	1,774,306	3,872,674
Comprehensive income attributable to non-controlling interest	$(21,523)	$1,004

Comprehensive income attributable to AIVtech International Group Co.	$1,752,783	$3,873,678

Basic and diluted income per common share - basic	$0.07	$0.37
- diluted	$0.07	$0.37
Basic and diluted weighted average common shares outstanding
- basic	22,513,356	10,375,000
- diluted	22,513,356	10,375,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,702,564	$3,876,020
Adjustments to reconcile net income to net cash used in
Operating activities:
Depreciation	63,288	42,033
Stock issued for services	4,000	-
Changes in fair value of warrants liability	(123,147)	-
Changes in assets and liabilities:
Restricted cash	(387,508)	-
Accounts receivable	1,723,609	(14,818,721)
Other receivable and prepaid expense	(2,665,700)	(4,807,169)
VAT tax recoverable	(599,799)	-
Inventories	(4,964,196)	4,791,806
Account payables and accrued expenses	5,438,432	10,014,868
Taxes payable	(350,881)	212,856
Net cash used in operating activities	(159,338)	(688,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(2,922)	-
Increase in capital contribution by non-controlling interest	608,923	-
Net cash provided by investing activities	606,001	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in loan	(760,019)	732,504
Due to related parties	607,983	(17,939)
Net proceeds from stock subscriptions	7,403,341
Dividends paid	-	(5,609)
Net cash provided by financing activities	7,251,305	708,956

Effect of exchange rate changes on cash	35,460	(3,346)

Net change in cash	7,733,428	17,303

Cash, beginning of period	7,079,221	3,605,741
Cash, end of period	$14,812,649	$3,623,044

Supplemental disclosures of cash flow information
Income taxes paid	$237,402	$297,582
Interest paid	$5,130	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In March 2011, the Company’s new subsidiary Henan AIVtech Technology Company, Ltd. (“Henan AIVtech”) was formed by Shenzhen AIVtech, with a registered capital of RMB 50 million (approximate to $7.6 million).  As of March 31, 2011, a total capital contribution of RMB 10 million (approximate to $1.5 million) was contributed to Henan AIVtech,  of which RMB 6 million was contributed by Shenzhen AIVtech and RMB 4 million was contributed by Mr. Jinlin Guo, the Chief Executive Officer of the Company. As a result, the Company now directly controls Henan AIVtech, a limited liability company organized under the laws of the PRC in March 2011.  Henan AIVtech currently has no operations but will start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected in May 2011.  Accordingly, there were no operating activities reported for Henan AIVtech for the quarter ended March 31, 2011.

On May 12, 2010, the Company executed a Share Exchange Agreement (“Exchange Agreement”) with AIVtech and the shareholders of AIVtech (the “AIVtech Shareholders”), and acquired all of the outstanding shares of AIVtech from the AIVtech Shareholders.

In connection with the acquisition, the Company issued to the AIVtech Shareholders, their designees or assigns, an aggregate of 10,375,000 shares (the “ Shares Component”) of the common stock of the Company, at par value of $0.005 per share, so that upon completion of the Exchange Agreement, the shareholders of AIVtech own approximately 51.88% of the common stock of the Company. In addition, the Company declared dividend and agreed to pay cash (the “Cash Component”) of $3,948,125 to the AIVtech Shareholders.  The Cash Component was originally payable within 12 months after the closing of acquisition transaction and has been subsequently extended to May 12, 2012.  The parties understand and acknowledge that such exchange is based upon an acquisition value of AIVtech at $4,000,000. In addition to the above Shares and Cash component, Jie Zhang, the major shareholder of the Company transferred 3,009,000 shares to two shareholders of AIVtech.  The two shareholders, the directors and officers of AIVtech, are (1) Guo Jinlin, to receive 1,770,000 shares, and (2) Ding Lanbing, through Guo Jin Tong Investment (Hong Kong) Limited, to receive 1,239,000 shares.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated December 31, 2010 financial statements and footnotes included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011. Operating results for the three months ended March 31, 2011 and 2010 may not be necessarily indicative of the results that may be expected for the full years.

The accompanying condensed consolidated financial statements of the Company include the accounts of all directly and indirectly owned subsidiaries listed below. All intercompany transactions have been eliminated upon consolidation.

Name of the entity	Place of Incorporation	Ownership Percentage

AIVtech International Group Co.	Nevada	100%
AIVtech Holding Co., Ltd	Hongkong, China	100%
Shenzhen AIVtech Electronics Co., Ltd. (Shenzhen AIVtech)	Shenzhen, China	100%
Dongguan AIVtech Electronics Co., Ltd. (Dongguan AIVtech)	Dongguan, China	70%
Henan AIVtech Electronics Co., Ltd. (Henan AIVtech)	Henan, China	60%

Non-controlling interest

Non-controlling interest represents one minority shareholder’s 30% ownership interest in Dongguan AIVtech Electronics Co., Ltd and 40% ownership interest in Henan AIVtech Electronics Co., Ltd.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities and doubtful accounts, realization of deferred tax assets and the fair value of warrants liability. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory, accounts payable and other accrued expenses, tax payable, dividend payable, due to related parties and warrant liability approximate their fair market value based on the short-term maturity of these instruments.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized as follows:

	Fair value measurement using inputs			As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments − Warrants	$-	$176,345	$-	$176,345
Total	$-	$176,345	$-	$176,345

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

	March 31, 2011	December 31, 2010	March 31, 2010
Period end RMB: US$ exchange rate	6.5689	6.6023	6.8259
Average RMB: US$ exchange rate	6.5788	6.7148	6.8274

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

The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2011 and December 31, 2010, respectively.

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

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no sales returns are allowed. The Company accept returns one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three month ended March 31, 2011 and 2010, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed.

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Product warranty

The Company provides product warranties to its customers that all products manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties has been minimal and, as of March 31, 2011 and December 31, 2010, no product warranty reserve was considered necessary.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, the tax years ended December 31, 2005 through December 31, 2010 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” .  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Stock-based compensation

The Company accounts for stock options and other equity based compensation issued to employees in accordance with ASC 718 “Share-Based Payment”. ASC 718 requires companies to recognize an expense in the statement of income at the grant-date of stock options and other equity based compensation issued to employees.

Note 3 – RESTRICTED CASH

On October 18, 2010, the Company entered into a sales contract with one major customer, Guangdong Guanghong Import & Export Company (“Guanghong”), in order to sell TV products and other audio products to Guanghong. Pursuant to the sales contracts, Guuanghong elected to make the purchase payment through Commercial Acceptance Bill. The Company is required to make a restricted cash deposit with Shenzhen Development Bank in order to cash out the Commercial Acceptance Bill before its maturity date.  The restricted cash was held by the bank until the Commercial Acceptance Bill matured on April 18, 2011.  As of March 31, 2011, restricted cash deposited with Shenzhen Development Bank totaled $388,087, and the restricted cash has been released on April 18, 2011.

Note 4 – INVENTORIES

As of March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials and supplies	$310,807	$322,935
Work in process	4,913,533	-
Finished goods	321,776	248,667
Totals	$5,546,116	$571,602

Note 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2011 and December 31, 2010, related party transactions consisted of the following:

	March 31, 2011	December 31, 2010
Due to a shareholder (a)	$5,330	$5,335
Loan from a related party (b)	1,134,292	523,831
		-
Total	1,139,622	529,166

(a)
During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance working capital needs. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $5,330 and $5,335 as of March 31, 2011 and December 31, 2010, respectively.

(b)
In May 2010, Shenzhen AIVtech entered into an agreement with Shenzhen Top Finance Guaranty Investment Inc., in which Shenzhen Top Finance Guaranty Investment Inc. agreed to pay, on behalf of Shenzhen AIVtech, all legal, audit, consulting and other expense in connection with Shenzhen AIVtech’s efforts of going public in the United States. Total such expenses incurred and paid by Shenzhen Top Finance Guaranty Investment Inc on behalf of Shenzhen AIVtech within 2010 amounted to $220,907.  In addition, on December 31, 2010, Dongguan AIVtech entered into a loan agreement with Shenzhen Top Finance Guaranty Investment Inc. to borrow RMB 2 million (approximate to $302,924) as working capital for six months ( from October 29, 2010 to March 28, 2011). The loan bears average bank interest floating upward 20%. Shenzhen AIVtech repaid the loan in full on February 25, 2011. On March 25, 2011, Dongguan AIVtech entered into an loan agreement with Shenzhen Top Finance Guaranty Investment Inc., to borrow RMB 6 million (approximate to $913,385) to pay the registered capital of newly formed subsidiary Henan AIVtech as further discussed in Note 1. The loan term is three months from March 25, 2011 until June 25, 2011, and bears average bank interest floating upward 20%.  Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, and owns 10.38% of the total issued and outstanding common shares of the Company. As of March 31, 2011, total related party borrowings from Shenzhen Top Finance Guaranty Investment Inc. amounted to $1,134,292.

Note 6– LONG-TERM LOAN

On January 5, 2010, the Company’s subsidiary Dongguan AIVtech entered into a loan agreement with a third-party Dongguan Shilong Industrial Company for working capital needs.  The loan amount is RMB 5 million (approximate to $757,311) for three years. The loan is guaranteed by the shareholders of Shenzhen AIV Electronics Co., Ltd., with an average interest rate of 2.7% per annum and maturity date of January 3, 2013. The loan has been repaid on March 31, 2011. Interest expenses on the loan amounted to $ 5,130 and $1,631 for the three months ended March 31, 2011 and 2010, respectively.

Note 7 – DIVIDEND PAYABLE

Pursuant to the Share Exchange Agreement in connection with the reverse acquisition on May 12, 2010, the Company acquired all of the outstanding shares of AIVtech from the AIVtech Shareholders. In addition to the 10,375,000 common stock issued to AIVtech shareholders, the Company also agreed to pay cash of $3,948,125, evidenced by a non-interest bearing promissory note, to AIVtech Shareholders within 12 months after the closing of the transaction. The payment has been accounted for as dividend distribution to shareholders. On May 10, 2011, the Company entered into an agreement with former AIVtech shareholders to extend the dividend payment date to May 12, 2012. (see Note 15. Subsequent Event)

Note 8– TAXES

(a) Corporation income tax (“CIT”)

The Company’s operating subsidiaries Shenzhen AIVtech and Dongguan AIVtech are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  Shenzhen AIVtech was formed on May 18, 2006 in a special economic zone in Shenzhen and has been granted a favorable tax treatment by local taxing authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years (“tax holiday”). For the years ended December 31, 2010 and 2009, Shenzhen AIVtech enjoyed a favorable tax exemption policy and the effective income tax rate for Shenzhen AIVtech assessed by local tax authority was 11% and 10% for the years ended December 31, 2010 and 2009, respectively. Such favorite tax policy will expire on December 31, 2011.

The estimated tax savings as a result of the Company’s tax holiday for the three months ended March 31, 2011 amounted to $194,004. The net effect on earnings per share had the full statutory income tax rate been applied would decrease basic earnings per share from $0.072 to $0.068 for the three months ended March 31, 2011.   The estimated tax savings as a result of the Company’s tax abatement for the three months ended March 31, 2010 amounted to $595,115. The net effect on earnings per share had the full statutory income tax rate been applied would decrease basic earnings per share from $0.37 to $0.32 for the three months ended March 31, 2010.

The Company’s effective tax rate reflected the combined results for both Shenzhen AIVtech and Dongguan AIVtech. The following table reconciles the Company’s PRC statutory tax rate to its effective tax rate for the three months ended March 31, 2011 and 2010.

	2011	2010
Statutory PRC income tax rate	25.0%	25.0%
China income tax exemption	(10.4%)	(13.4%)
Effective income tax rate	14.6%	11.6%

The parent Company AIVtech International Group Inc (formerly Ecochild Inc.) was incorporated in the United States.  It had net operating loss carry forwards for United States income tax purposes amounted to $145,081 as of March 31, 2011, which may be available to reduce future years' taxable income. These carry forwards will expire in 2030.  However, due to the change in control resulting from the reverse acquisition in 2010 which limits the amount of loss to be utilized each year. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.  Accordingly, the Company recorded a full valuation allowance as of March 31, 2011.

(b) Value Added Taxes

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT).

(c) Taxes payable

As of March 31, 2011 and December 31, 2010, taxes payable consisted of the following:

	March 31, 2011	December 31, 2010

Income tax payable	$294,372	$237,841
VAT tax payable	135,199	536,769
Other tax payable	8,647	11,026
Total taxes payable	$438,218	$785,636

Note 9- WARRANTS

The Company determined the fair value of the warrants at March 31, 2011 was $0.58 per share, totaling $176,345.  The fair value was determined using the Black Scholes Model based on the following assumptions:  dividend yield: 0%; volatility: 54.66%, risk free rate: 2.24%, expected term: 5 years. For the three months ended March 31, 2011 and 2010, the Company recorded a gain of $123,147 and $-0-, respectively, in changes in the fair value of the warrants in profit or loss.

There were no stock warrants issued, terminated/forfeited, or exercised during the three months ended March 31, 2011.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$4.00	301,601	5	$4.00	301,601	$4.00
	301,601	5	$4.00	301,601	$4.00

Note 10.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share for the three months ended March 31, 2011 and 2010:

	2011	2010
Net income used in computing basis net income per share	$1,604,644	$3,798,541
Less: change in fair value of warrant liability	(123,147)	-
Net income used in computing diluted net income per share	$1,481,497	$3,798,541

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	22,513,356	10,375,000
Dilutive potential common stock (under treasury stock method):
Effect of diluted warrants	301,601	-
Shares used in computation of diluted net income per share	22,814,957	10,375,000

Basic net income per share	$0.07	$0.37
Diluted net income per share	$0.07	$0.37

The Company has outstanding warrants to acquire 301,601 shares of common stock. These warrants are included in diluted weighted average shares calculation for the three month ended March 31, 2011 using the treasury stock method.

Note 11.  REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the private placement offering on December 29, 2010, the Company agreed to file a Form S-1 registration statement with the Securities and Exchange Commission to register for resale (i) 100% of the purchased shares and (ii) 100% of the shares of the common stock underlying the warrants , within 30 calendar days following the closing of the offering, and use the Company’s best efforts to have the registration statement declared effective within 180 calendar days after closing of the offering. If the registration Statement was not filed with the SEC by the required filing date or is not declared effective by the required effective date, the Company shall pay to each investor as liquidated damages, a cash payment equal to 2% of the aggregate amount invested by such investor in the offering on the first business day of each thirty (30) day period until the registration statement has been filed or declared effective, or a portion thereof. Such liquidated damages shall not exceed 10% per annum.  The Company filed Form S-1 on January 28, 2011 and Form S-1 Amendment on May 6, 2011 and believed the registration statement will become effective within the next 180 days. As a result, the Company has not recorded any amounts with respect to this registration rights arrangement as of March 31, 2011.

Note 12.  STOCK-BASED COMPENSATION

Pursuant to the agreement signed between the Company and its independent director on August 23, 2010, the Company issue 2,000 shares of common stock, par value of $0.001 on March 31, 2011 to the director for services rendered.  The fair value of compensation expense was determined to be $4,000 based on the closing price of the Company’s common stock traded at $2 on March 31, 2011.

Note 13. NON-CONTROLLING INTEREST

Non-controlling interest represents one minority shareholder’s 30% ownership interest in Dongguan AIVtech Electronics Co., Ltd and 40% ownership interest in Henan AIVtech Electronics Co., Ltd.  As of March 31, 2011 and December 31, 2010, non-controlling interest consisted of the following:

	March 31,	December 31,
	2011	2010
Original paid-in capital	$1,048,187	$439,264
Retained Earnings	482,559	303,413
Accumulated other comprehensive income	21,523	102,749
	$1,552,269	$845,426

Note 14 - CONCENTRATIONS

Major Customers

Three customers accounted for 32%, 24% and 11% of the total sales for the three months ended March 31, 2011, respectively.   The same customers accounted for 20%, 38% and 17% of the total sales for the three months ended March 31, 2010.

As of March 31, 2011, three customers accounted for 32%, 24% and 11% of the total outstanding receivables, respectively.  As of December 31, 2010, two customers accounted for 79.8% and 9% of the total accounts receivable outstanding.

Major suppliers

For the three months ended March 31, 2011, four material suppliers accounted for more than 40% of total purchases, with each supplier individually accounting for 24.7%, 8.6% and 6.6% of the total purchases. For the three months ended March 31, 2010, three material suppliers accounted for more than 44% of total purchases, with each supplier individually accounting for 17.1%, 16.6%, and 10.3% of the total purchases.

Note 15 – SUBSEQUENT EVENT

On May 10, 2011, immediate before the expiration of the promissory note in connection with the reverse merger transaction consummated on May 12, 2010, former shareholders of AIVtech entered into an agreement to extend the payment date of the cash dividend of $3,948,125 from May 12, 2011 to May 12, 2012. Any decision as to the payment of dividends will depend on the available earnings, the capital requirements of the Company, the Company’s general financial condition and other factors deemed pertinent by the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of AIVtech International Group Co. for the three month ended March 31, 2011 and 2010 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

COMPANY OVERVIEW

AIVtech was incorporated on December 18, 2007 under the laws of the State of Nevada.  Through its operating subsidiaries in China, the Company engages in the business of designing, manufacturing and selling electronic furniture, digital/ multimedia speakers, and LCD/LED television under its own products brand – AIV, which stands for Audio & Interactive Video. Besides its own AIV brand, AIVtech also specializes in both original equipment manufacturing and original design manufacturing services. We integrate two traditional industries, which are electronics industry and furniture industry, into a new industry – electronic furniture industry.

On March 30, 2011, our subsidiary Shenzhen AIV Electronics Company Limited, or AIVtech-Shenzhen, incorporated Henan AIVtech Technology Company, Ltd., or AIVtech-Henan, as a limited liability company in China, with a registered capital of RMB 50 million, or approximately $7.6 million. As of March 31, 2011, a total capital contribution of RMB 10 million, or approximately $1.5 million, was contributed to AIVtech-Henan, of which RMB 6 million was contributed by AIVtech-Shenzhen and RMB 4 million was contributed by Mr. Jinlin Guo, our chief executive officer and chairman of the board of directors. AIVtech-Henan currently has no operations but plan to start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected to be by the end of May 2011.  Accordingly, there were no operating activities reported for AIVtech-Henan for the quarter ended March 31, 2011.

CRITICAL ACCOUNTING POLICY

Principles of consolidation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The consolidated financial statements include the financial statements of the Company and its subsidiaries, AIVtech Holding (H.K.) Limited, Shenzhen AIV Electronics Co., Ltd., and Dongguan AIV Electronics Co., Ltd, All significant inter-company balances and transactions are eliminated in consolidation.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, inventory, other receivables, accounts payable, long-term loan, taxes payable, other payables and accrued liabilities, dividends payable, due to related parties and warrants liability approximate their fair value due the short-term nature of these items. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

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

Inventories

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

Warrant liability

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

Income taxes

The Company is governed by the Income Tax Law of PRC governing privately run enterprises, which are generally subject to a statutory tax rate of 25% after appropriate tax adjustments. Shenzhen AIVtech was formed on May 18, 2006 in a special economic zone in Shenzhen and has been granted a favorable tax treatment by local tax authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years. Consequently, for the three months ended March 31, 2011 and 2010, Shenzhen AIVtech enjoyed a favorable tax exemption policy and the effective income tax rate for Shenzhen AIVtech assessed by local tax authority was 11% and 10% for the three months ended March 31, 2011 and 2010, respectively. Dongguan AIVtech is now subject to 25% statutory income tax rate.  The favorable income tax rate is assessed and reviewed by the local tax authority on a periodic basis and there is no guarantee that the Company will grant the same assessment after the current assessment expires in May 2011.

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

The following table presents certain information from the consolidated statement of operations of AIVtech International Group Co. for the three months ended March 31, 2011 and 2010.

	2011	2010	change	%change
Net sales	$11,422,544	$19,037,473	(7,614,929)	-40.00%
Cost of sales	(8,853,045)	(13,976,160)	5,123,115	-36.66%
Gross profit	2,569,499	5,061,313	(2,491,814)	-49.23%

Operating expenses
Selling expense	(218,106)	(173,355)	(44,751)	25.81%
General administrative expenses	(484,353)	(501,500)	17,147	-3.42%
Total operating expenses	(702,459)	(674,855)	(27,604)	4.09%

Income from Operations	1,867,040	4,386,458	(2,519,418)	-57.44%

Other income (expenses)
Change in fair value of warrants liability	123,147	-	123,147	100.00%
Interest income, net of interest expense $5,130	6,310	-	6,310	100.00%
Total other income	129,457	-	129,457	100.00%

Income before income tax	1,996,497	4,386,458	(2,389,961)	-54.48%
Provision for Income taxes	(293,933)	(510,438)	216,505	-42.42%
Net income	1,702,564	3,876,020	(2,173,456)	-56.07%

Sales

The following table sets forth the breakdown of our revenue, cost of sales, and gross profit by product category for the three months ended March 31, 2011 and 2010, respectively:

	For the three months ended
	March 31,2011				March 31, 2010				Increase(decrease)
Product categories	Revenue	Cost of sales	Gross profit	Gross profit	Revenue	Cost of sales	Gross profit	Gross profit	Revenue		Cost of sales		Gross profit		Gross profit %
									Amount	%	Amount	%	Amount	%	%
Furniture audio	5,354,079	4,015,553	1,338,526	25%	16,002,120	11,851,123	4,150,997	26%	(10,648,041)	-67%	(7,835,570)	-66%	(2,812,471	-68%	-1%
Multi-media speaker	3,148,286	2,354,842	793,444	25%	3,035,353	2,125,037	910,315	30%	112,933	4%	229,805	11%	(116,871)	-13%	0%
LED TV	2,920,179	2,482,650	437,529	15%	—		—		2,920,179	100%	2,482,650	100%	437,529	100%	15%

Total	11,422,544	8,853,045	2,569,499	22%	19,037,473	13,976,160	5,061,313	27%	(7,614,929)	-40%	(5,123,115)	-37%	(2,491,814)	-49%	-4%

The Company’s products can be divided into three categories: casual furniture audio, multi-media speakers and LEDTV. And furniture audio is the leading selling product of the Company, which accounted for about 46.9% of total sales for the three months ended March 31, 2011. Sales for the three months ended March 31, 2011 totaled $11,422,544 compared to $19,037,473 for the same period in 2010, a decrease of $7,614,929 or approximately 40%.  The decrease in sales revenue was attributable to the following reasons:

1)
During the three months ended March 31, 2011, the Company fulfilled fewer sales orders from customers than in prior comparative period. The reason can be traced back to late December 2009 when the Company formed a new subsidiary Dongguan AIVtech and focused on moving its manufacturing base from Shenzhen City to Dongguan City. Due to the factory move, the Company temporarily suspended the production of furniture audio products until the new factory and manufacturing lines have been set up in Dongguan AIVtech in January 2010.  As a result, the fulfillment of certain sales orders on furniture audio products that should have been sold in December 2009 were delayed until the first quarter of 2010. This led to the sales volume and amount in the three months ended March 31, 2010 much higher than in the three months ended March 31, 2011. Among the three category products that the Company produces and sells, sales amount from furniture audio products decreased approximately 67% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  This was the major reason drive the sales revenue down for the three months ended March 31, 2011.  On the other hand, sales of TV products increased 100% for the three months ended March 31, 2011 as compared to the prior comparative period.  This was because the TV product was added in May 2010 and there are no comparative sales data for the three months ended March 31, 2010;

2)
During the three months ended March 31, 2011,  the factory closing for almost 20 days  from late January to the middle of February due to the Chinese Spring Festival, also led to the decrease in sales; and

3)	The Company actually obtained several large sales orders in March 2011, but these sales orders were still under manufacturing as of March 31, 2011 and will be delivered to customers by April 15, 2011.

Cost of Sales

Total costs of sales was $8,853,045 for the three months ended March 31, 2010 as compared to $13,976,160 for the same period in 2010, an decrease of $5,123,115 or 36.66% . The Company's cost of goods sold primarily consisted of raw materials costs, direct labor costs and overhead costs. These costs are accumulated in a cost pool allocating to finished goods, and only transferred out as Cost of sales when finished goods are sold to customers. Due to the decrease in sales revenue as discussed above, cost of sales decreased for the quarter ended March 31, 2011.

Gross Profit

Total gross profit for the three months ended March 31, 2011 was $2,569,499 (or 23% of revenue) as compared to $5,061,313 (or 25% of revenue) for the same period in 2010, a decrease of $2,491,814 or 49.23%. The reason for the decrease in gross profit was twofold (1) the overall decrease in sales revenue for the three months ended March 31, 2011 led to the decrease in gross profit, and (2) in terms of product category sales, for the three months ended March 31, 2011, 19,150 units of TV product have been sold as compared to zero unit sold in the same period of 2010, and production cost for TV product, which began in June 2010, are higher than other product categories. Therefore, gross profit margin for this new product is lower than other mature products, which resulted in a decrease in total gross profit margin.

Selling, General and Administrative Expense

Our selling and distribution expenses include: (1) Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showroom or exhibits; (2) salary and commission paid to sales representatives (3) shipping fees incurred to deliver the sales orders to customers

Selling expense was $218,106 for the three months ended March 31, 2011 as compared to $173,355 for the same period in 2010, an increase of $44,751, or approximately 26%. This was because during the three months ended March 31, 2011, advertising expense increased in order to promote the sales of our TV products. In addition, we incurred more product testing expenses than in prior comparative period. Total advertising and product testing expense amounted to $109,426 for the three months ended March 31, 2011.

General and administrative expense was $484,353 for the three months ended March 31, 2011 as compared to $501,500 for the same period in 2010, representing a decrease of $17,147, or approximately 3.4%.  The decrease in General administrative expense was primarily due to decreased research and development expense in connection with the TV product.  The Company incurred R&D expense of $42,232 in 2010 in order to develop the TV product and market it in May 2010. There was no such expense incurred in the same period of 2011. In addition, the Company became a public Company in May 2010, therefore, related legal, accounting and consulting expense were much higher in the first quarter of 2010 than in the first quarter of 2011.  The decrease in our R&D expenses was offset by increase in director compensation expense during the quarter ended March 31, 2011.  On March 31, 2011, we issued 2,000 shares of common stock at $2 per share as compensation to our independent director Mr. James Hansel for services rendered. We also paid cash compensation of $6,250 to the same independent director. Total director compensation expense amounted to $10,250.

Interest Income and Interest Expense

We reported net interest income of $6,310 for the three months ended March 31, 2011, including interest income of $11,440, offset by interest expense which was $5,130 for the period indicated.  Our interest expense related to our borrowing from third-party. On January 5, 2010, we entered into a loan agreement with a third-party Dongguan Shilong Industrial Company and borrowed RMB 5 million (approximately to $757,311) for three years with annual interest rate of 2.7%. The loan was borrowed to be used as our working capital fund and was repaid in full in the first quarter of 2011.

Change in Fair Value of Warrants

The Company issued warrants to investors and placement agents in connection with the private placement offering on December 29, 2010.  These warrants are marked to market at each reporting period. The Company determined the fair value of the warrants at December 29, 2010, the date of the issuance was $1.40 per share.   The Company determined the fair value of the warrants at March 31, 2011 was $0.58 per share.   Since the fair value of the warrants liability decreased, we recorded a gain of $123,147 to reflect the change in the fair value of the warrants in earnings for the three months ended March 31, 2011.  There were no warrants issued or outstanding for the same period in 2010.

Income Taxes

Income tax expense was $293,933 for the three months ended March 31, 2011 as compared to $510,438 for the same period in 2010, a decrease of $216,505 or 42.42%. The decrease in income tax expenses was because decreased sales revenue led to decreased taxable income for the period indicated. As a percentage of net income, income tax expenses was 11% for the three months ended March 31, 2011 as compared to 10% for the same period in 2010.

Net Income

Net income was $1,702,564 for the three months ended March 31, 2011 as compared to $3,876,020 for the same period in 2010, a decrease of $2.17 million, or 56.07%. The decrease in net income was primarily due to decreased sales revenue for the period indicated.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, cash was $14,812,649 as compared to $3,623,044 at March 31, 2010. Our principal sources of liquidity have been cash generated from our operating activities. Our working capital as of March 31, 2011 was approximately $17,594,278, current assets totaled $29,719,805 and current liabilities were $12,125,527. The components of the $7,733,428 increase of cash and cash equivalents are reflected below.

	For the three months ended	For the three months ended
	March 31,2011	March 31,2010
Net cash used by operating activities	$(159,338)	$(688,307)
Net cash provided by investing activities	606,001	-
Net cash provided by financing activities	7,251,305	708,956
Effects of exchange rates on cash	35,460	(3,346)
Net change in cash	$7,733,428	$17,303

Net Cash Used in Operating Activities

 For the three months ended March 31, 2011, our net cash used in operating activities was $159,338, including the following:
1)
The increase in inventory of $4.9 million in the first quarter of 2011 primarily due to increased working in process of $4.9 million in order to fulfill three sales orders to be delivered to customers in April 2011.

2)	Other receivable increased $2.7 million because we prepaid the same amount to a material supplier in order to purchase materials and components overseas;
3)
Accounts receivable decreased $1.7 million and account payable decreased $5.4 million when comparing March 31, 2011 and December 31, 2010. The decrease was primarily due to the Company decreased sales in the first quarter of 2011.

Net Cash provided by Investing Activities

Cash provided by investing activities amounted to $606,001 for the three months ended March 31, 2011, as compared to $-0- for the same period in 2010. During the three months ended March 31, 2011, we received RMB 4 million cash (approximate to $608,923) contributed by a minority shareholder and invested this amount to pay the registered capital for our new subsidiary Henan AIVtech, located in Henan province of China. Our new subsidiary Henan AIVtech was formed by Shenzhen AIVtech and minority shareholder Mr. Guo Jinlin, with total paid-in capital of RMB 10 million, of which 60% was contributed by Shenzhen AIVtech.  We plan to construct our own manufacturing plant in Henan province once the land use right application has been approved by local government, which is expected to be in May 2011.

There was no investing activity for the same period of 2010.

Net Cash provided by Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2011 amounted to $7,251,305, primarily because we received $7.4 million net proceeds from a private placement offering on December 29, 2010. In addition, we borrowed RMB 6 million (approximate to $0.9 million) from a related party Shenzhen Top financing Company and used the amount to invest in Henan AIVtech as 60% paid-in capital, by the meantime, we repaid RMB 2 million short-term borrowings from the same related party when the loan expired on February 25, 2011, total net borrowings from Shenzhen Top Financing Company amounted to RMB 4 million (equivalent to $607,983).  Also, on March 31, 2011, we repaid RMB 5 million (equivalent to $760,019) long-term loan back) to a third party Dongguan Shilong Industrial Company.  As a result, as of March 31, 2011, we did not have any long-term loan outstanding.

Cash provided by financing activities for the three months ended March 31, 2010 amounted to $708,956 which primarily included $732,504 loan proceeds from a third party with an applicable annual interest rate of 2.7%.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months.

As of March 31, 2011 and December 31, 2010, our loan arrangements are indicated as follows:

	Mach 31, 2011	December 31, 2010
Long-term loan	0	757,311
Due to related parties	1,139,622	529,166
Total	$1,139,622	$1,286,477

On January 5, 2010, we obtained a loan from a third-party Dongguan Shilong Industrial Company for RMB 5 million (approximately to $757,311) for the purpose of working capital needs. The loan has been repaid on March 31, 2011.

During the normal course of the business, from time to time, we temporarily borrow money from principal shareholders or officers to finance our working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand.

On March 25, 2011, Dongguan AIVtech entered into an loan agreement with Shenzhen Top Finance Guaranty Investment Inc., to borrow RMB 6 million (approximate to $913,385) in order to Shenzhen AIVtech to pay the registered capital of newly formed subsidiary Henan AIVtech. The loan term is three months from March 25, 2011 until June 25, 2011, and bears average bank interest floating upward 20%. Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, and owns 10.38% of the total issued and outstanding common shares of the Company. As of March 31, 2011, total related party borrowings from Shenzhen Top Finance Guaranty Investment Inc. amounted to $1,134,292.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of March 31, 2011, based on the material weakness described below.

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

In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP.  We have also, in September 2010, established an audit committee comprised of three independent directors. Despite the above steps we took to remediate the material weakness, we believe our disclosure controls and procedures were still not effective as of March 31, 2011. We also intend to take steps to improve our internal audit staff so that the staff will become familiar with both US GAAP and establish effective internal controls.  We anticipate that, because of the need to hire and train qualified accounting personnel, we will continue to use an independent consultant to assist us in preparing our financial statements in accordance with US GAAP.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On March 30, 2011, our subsidiary AIVtech-Shenzhen incorporated AIVtech-Henan as a limited liability company in China, with a registered capital of RMB 50 million, or approximately $7.6 million. As of March 31, 2011, a total capital contribution of RMB 10 million, or approximately $1.5 million, was contributed to AIVtech-Henan, of which RMB 6 million was contributed by AIVtech-Shenzhen and RMB 4 million was contributed by Mr. Jinlin Guo, our chief executive officer and chairman of the board of directors. AIVtech-Henan currently has no operations but plan to start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected to be by the end of May 2011.

On May 10, 2011, we entered into an agreement with the former shareholders of our wholly-owned subsidiary AIVtech Holding (Hong Kong) Limited, or AIVtech-HK, pursuant to which extends the due date of an aggregate cash payment of $3,948,125 from May 12, 2011 to May 12, 2012. The amount was owed to these former shareholders in the form of a promissory note dated May 12, 2010, which was filed with the Commission under Exhibit 2.1 to the Form 8-K dated May 14, 2010.

A copy of the agreement is included as Exhibit 10.1 to this quarter report and is hereby incorporated by reference.

Effective May 16, 2011, our ticker symbol as quoted on the OTC Bulletin Board will be changed from “ECOH” to “AIVI.”

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Agreement between the Company and the former shareholders of AIVtech Holding (Hong Kong) Limited *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIVTECH INTERNATIONAL GROUP CO.

Date: May 16, 2011	By:	/s/ Jinlin Guo
Jinlin Guo President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 16, 2011	By:	/s/ Yilin Shi
Yilin Shi Principal Financing Accounting and Chief Financial Officer