Form 10-Q
period 2011-06-30
AIVTECH INTERNATIONAL GROUP CO.
filed 2011-08-22
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 18, 2011, there were 22,515,334 shares outstanding of the registrant’s common stock.

AIVTECH INTERNATIONAL GROUP CO.

FORM 10-Q

June 30, 2011

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIVtech International Group Co.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	F-1

Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 and 2010 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4- F-11

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$13,602,172	$7,079,221
Accounts receivable	9,043,764	7,192,694
Other receivable and prepaid expense	84,657	198,553
Inventories	5,686,706	571,602
VAT tax recoverable	169,227	-
Total current assets	28,586,526	15,042,070

Property and equipment, net	1,064,452	1,127,334
Deposit for land use right	4,641,498	-
TOTAL ASSETS	$34,292,476	$16,169,404

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Account payables and accrued expense	$6,364,003	$962,099
Taxes payable	902,208	785,636
Due to related parties	255,287	529,166
Dividend payable	3,948,125	3,948,125
Warrants liability	308,039	299,492
Total current liabilities	11,777,662	6,524,518
Long term loan	-	757,311
TOTAL LIABILITIES	11,777,662	7,281,829

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 22,515,334 and 22,513,334 shares issued and outstanding, respectively	22,515	22,513
Additional paid-in capital	7,604,455	7,566,593
Stock subscription receivable	-	(7,540,002)
Statutory reserve	482,377	482,377
Retained earnings	11,441,532	6,773,472
Accumulated other comprehensive income	1,175,728	737,196
Total AIVtech Stockholder's equity	20,726,607	8,042,149
Non-controlling interest	1,788,207	845,426
Total equity	22,514,814	8,887,575
TOTAL LIABILITIES AND EQUITY	$34,292,476	$16,169,404

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net sales	$22,336,122	$9,587,142	$33,758,666	$28,624,615
Cost of sales	(17,427,583)	(7,193,019)	(26,280,628)	(21,169,179)
Gross profit	4,908,539	2,394,123	7,478,038	7,455,436

Operating expenses
Selling expense	(210,376)	(119,839)	(428,482)	(293,194)
General administrative expenses	(618,609)	(358,142)	(1,102,962)	(859,642)
Total operating expenses	(828,985)	(477,981)	(1,531,444)	(1,152,836)

Income from Operations	4,079,554	1,916,142	5,946,594	6,302,600

Other income (expenses)
Change in fair value of warrants liability	(131,694)	-	(8,547)	-
Interest income	14,451	7,209	25,891	7,209
Interest expenses	(17,346)	(6,327)	(22,476)	(6,327)
Total other income (expense)	(134,589)	882	(5,132)	882

Income before income tax	3,944,965	1,917,024	5,941,462	6,303,482
Provision for Income taxes	(645,613)	(240,538)	(939,546)	(750,976)
Net income	3,299,352	1,676,486	5,001,916	5,552,506

Less: Net income attributable to non-controlling interest	235,937	56,951	333,857	134,430
Net income attributable to AIVtech International Group Co.	$3,063,415	$1,619,535	$4,668,059	$5,418,076

Net income	3,299,352	1,676,486	5,001,916	5,418,076
Foreign currency translation adjustment	366,792	25,566	438,534	22,220
Comprehensive income	3,666,144	1,702,052	5,440,450	5,440,296
Comprehensive income attributable to non-controlling interest	$(110,038)	$(7,670)	$(131,560)	$(6,666)
Comprehensive income attributable to AIVtech International Group Co.	3,556,106	1,694,382	$5,308,890	$5,433,630

Basic and diluted income per common share
- basic and diluted	$0.14	$0.10	$0.21	$0.42
Basic and diluted weighted average common shares outstanding
- basic and diluted	22,515,334	15,557,692	22,514,351	12,995,139

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,001,916	$5,552,506
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	90,942	82,441
Stock issued for service	4,000	-
Changes in fair value of warrants liability	8,547	-
Changes in assets and liabilities :
Accounts receivable	(1,677,097)	(1,810,970)
Other receivable and prepaid expense	116,809	(149,869)
VAT tax recoverable	(167,290)	755,391
Inventories	(5,044,401)	3,337,340
Account payables and accrued expenses	5,505,908	(3,487,239)
Taxes payable	98,550	(190,078)
Net cash provided by operating activities	3,937,884	4,089,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(4,835)	(138,619)
Deposit for land use right	(4,588,359)	-
Capital contribution by non-controlling interest	608,923	-
Net cash used in investing activities	(3,984,271)	(138,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment of) loan	(764,726)	734,822
Due to related parties	(230,427)	9,224
Net proceeds from stock subscriptions	7,403,341	-
Dividends paid	-	(4,392,643)
Net cash provided by (used in) financing activities	6,408,188	(3,648,597)

Effect of exchange rate changes on cash	161,150	20,008

Net change in cash	6,522,951	322,314

Cash and cash equivalent, beginning of period	7,079,221	3,605,741
Cash and cash equivalent, end of period	$13,602,172	$3,928,055

Supplemental disclosures of cash flow information
Income taxes paid	$527,100	$938,869
Interest paid	$22,476	$6,327

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2011, the Company’s new subsidiary Henan AIVtech Technology Company, Ltd. (“Henan AIVtech”) was formed by Shenzhen AIVtech, with a registered capital of RMB 50 million (approximate to $7.6 million). As of June 30, 2011, a total capital contribution of RMB 10 million (approximate to $1.5 million) was contributed to Henan AIVtech, of which RMB 6 million was contributed by Shenzhen AIVtech and RMB 4 million was contributed by Mr. Jinlin Guo, the Chief Executive Officer of the Company. As a result, the Company now directly controls Henan AIVtech, a limited liability company organized under the laws of the PRC in March 2011. As of June 30, 2011, the Company has paid RMB 30 million to local government as land use right deposit. Henan AIVtech currently has no operations but will start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected by the end of August 2011. Accordingly, there were no operating activities reported for Henan AIVtech for the six months ended June 30, 2011.

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

Note 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rules of the Securities and Exchange Commission relating to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated December 31, 2010 financial statements and footnotes included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011. Operating results for the three and six months ended June 30, 2011 and 2010 may not be necessarily indicative of the results that may be expected for the full years.

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

Note 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has reclassified and restated certain line items on the 2009 consolidated financial statements, which has no impact on  its interim condensed consolidated statements of income and comprehensive income, but impact the corresponding line items on its condensed consolidated  statements of cash flows for the six months ended June 30, 2010,  as disclosed in the Form 10-K filed with SEC on March 31, 2011.

Note 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventory, accounts payable and other accrued expenses, tax payable, dividend payable, and due to related parties  approximate their fair  value based on the short-term maturity of these instruments.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized as follows:
	Fair value measurement using inputs			Carrying value
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments − Warrants	$-	$308,039	$-	$308,039
Total	$-	$308,039	$-	$308,039

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

The consolidated financial statements of the Company have been translated into U.S. dollars. The condensed consolidated financial statements are first prepared in RMB and then are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

Note 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	June 30, 2011	December 31, 2010	June 30, 2010
Period end RMB: US$ exchange rate	6.4634	6.6023	6.7814
Average RMB: US$ exchange rate	6.5383	6.7148	6.8044

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Impairment of long-lived assets

ASC 360, “Property, Plant and Equipment”, requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company tests long-lived assets, including property and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.

The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2011 and December 31, 2010, respectively.

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

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no sales returns are allowed. The Company accept returns one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three and six month ended June 30, 2011 and 2010, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed.

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Note 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product warranty

The Company provides product warranties to its customers that all products manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties have been minimal and, as of June 30, 2011 and December 31, 2010, no product warranty reserve was considered necessary.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “ Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, the tax years ended December 31, 2005 through December 31, 2010 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

Note 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently issued accounting standard

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 completes a major project of the boards’ joint work to improve IFRS and US GAAP and to bring about their convergence. For US GAAP, ASU 2011-04 will supersede most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. It also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. ASU 2011-04 will be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

On June 16, 2011, FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220)-Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Note 5. – INVENTORIES

As of June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials and supplies	$297,918	$322,935
Work in process	5,075,756	-
Finished goods	313,032	248,667
Totals	$5,686,706	$571,602

Note 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, related party transactions consisted of the following:

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

On March 25, 2011, Dongguan AIVtech entered into an loan agreement with Shenzhen Top Finance Guaranty Investment Inc., to borrow RMB 6 million (approximate to $913,385) to pay the registered capital of newly formed subsidiary Henan AIVtech as further discussed in Note 1. The loan term is three months from March 25, 2011 until June 25, 2011, and bears average bank interest floating upward 20%. Shenzhen AIVtech repaid the loan in full with interest expenses amounted $16,838 on June 27, 2011.

Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, and owns 10.38% of the total issued and outstanding common shares of the Company. As of June 30, 2011, total related party borrowings from Shenzhen Top Finance Guaranty Investment Inc. amounted to $220,907.

Note 7 – DEPOSIT FOR LAND USE RIGHT

In connection with the formation of a new subsidiary Henan AIVtech , in March 2011, the Company entered into an agreement with Henan Xinyang local government to obtain a land use right lease for 50 years, on which a new manufacturing plant will be built. The Company is required to pay total of RMB 66.7 million for this parcel of land, payable in two installment payments. The first installment payment of RMB 30 million was required to be paid before May 2011 and the remaining amount will be paid in March 2013 when the construction work of the new manufacturing plant is expected to be fully completed.  On May 17, 2011, the Company paid RMB 30 million (equivalent to $4,641,498) to Henan Xinyang Department of Financing as deposit for land use right.  As of June 30, 2011, the land use right application has not been approved by local government due to complicated approval procedure. The Company expects to obtain the Certificate of Land Use Right by the end of August 2011.

Note 8 – LONG-TERM LOAN

On January 5, 2010, the Company’s subsidiary Dongguan AIVtech entered into a loan agreement with a third-party Dongguan Shilong Industrial Company for working capital needs. The loan amount is RMB 5 million ($757,311) for three years. The loan is guaranteed by the shareholders of Shenzhen AIV Electronics Co., Ltd., with an average interest rate of 2.7% per annum and maturity date of January 3, 2013. The loan has been repaid on March 31, 2011. Interest expense  amounted to $5,130 and $6,327 for the six months ended June 30, 2011 and 2010, respectively.

Note 9 – DIVIDEND PAYABLE

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

Future payments of dividends will depend on the available earnings, the capital requirements of the Company, the Company’s general financial condition and other factors deemed pertinent by the Board of Directors.

Note 10 – TAXES

(a) Corporation income tax (“CIT”)

The Company’s operating subsidiaries Shenzhen AIVtech and Dongguan AIVtech are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Shenzhen AIVtech was formed on May 18, 2006 in a special economic zone in Shenzhen and has been granted a favorable tax treatment by local taxing authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years (“tax holiday”). For the years ended December 31, 2010 and 2009, Shenzhen AIVtech enjoyed a favorable tax exemption policy and the effective income tax rate for Shenzhen AIVtech assessed by local tax authority was 11% and 10% for the years ended December 31, 2010 and 2009, respectively. Such favorite tax policy will expire on December 31, 2011.

The estimated tax savings as a result of the Company’s tax holiday for the three and six months ended June 30, 2011 amounted to $419,575 and $613,579, respectively. The net effect on earnings per share had the full statutory income tax rate been applied would decrease basic earnings per share from $0.21 to $0.19 for the six months ended June 30, 2011. The estimated tax savings as a result of the Company’s tax abatement for the three and six months ended June 30, 2010 amounted to $120,893 and $716,008, respectively. The net effect on earnings per share had the full statutory income tax rate been applied would decrease basic earnings per share from $0.42 to $0.37 for the six months ended June 30, 2010.

The Company’s effective tax rate reflected the combined results for both Shenzhen AIVtech and Dongguan AIVtech. The following table reconciles the Company’s PRC statutory tax rate to its effective tax rate for the six months ended June 30, 2011 and 2010.

	2011	2010
Statutory PRC income tax rate	25.0%	25.0%
China income tax exemption	(9.2)%	(13.1)%
Effective income tax rate	15.8%	11.9%

The parent Company AIVtech International Group Inc (formerly Ecochild Inc.) was incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $160,238 as of June 30, 2011, which are available to reduce future years' taxable income. These carry forwards will expire in 2030. However, due to the change in control resulting from the reverse acquisition in 2010 which limits the amount of loss to be utilized each year,  management doesn't expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of June 30, 2011.

Note 10 – TAXES (continued)

 (b) Value Added Taxes

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT).

(c) Taxes payable

As of June 30, 2011 and December 31, 2010, taxes payable consisted of the following:

	June 30, 2011	December 31, 2010

Income tax payable	$651,248	$237,841
VAT tax payable	224,090	536,769
Other tax payable	26,870	11,026
Total taxes payable	$902,208	$785,636

Note 11 –  WARRANTS

The Company determined the fair value of the warrants was $1.02 per share based on the closing price of the Company’s common stock traded on June 30, 2011, which totaling $308,039. The fair value was determined using the Black Scholes Model based on the following assumptions: dividend yield: 0%; volatility: 150.40%, risk free rate: 1.76%, expected term: 4.5 years. For the three and six months ended June 30, 2011, the Company recorded a loss of $131,694 and a gain of $8,547, respectively, in changes in the fair value of the warrants in profit or loss.

There were no stock warrants issued, terminated/forfeited, or exercised during the three and six months ended June 30, 2011 and 2010.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2011:
Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$4.00	301,601	4.5	$4.00	301,601	$4.00
	301,601	4.5	$4.00	301,601	$4.00

See Note 4: “fair value of financial instruments” for more detail.

Note 12. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share for the  six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income used in computing basis net income per share	$3,063,415	$1,619,535	$4,668,059	$5,418,076
Add: loss in fair value of warrant liability	131,694	-	8,547	-
Net income used in computing diluted net income per share	$3,195,109	$1,619,535	$4,676,606	$5,418,076

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	22,515,334	15,557,692	22,514,351	12,995,139
Dilutive potential common stock (under treasury stock method):
Effect of diluted warrants	-	-	-	-
Shares used in computation of diluted net income per share	22,515,334	15,557,692	22,514,351	12,995,139

Basic net income per share	$0.14	$0.10	$0.21	$0.42
Diluted net income per share	$0.14	$0.10	$0.21	$0.42

The Company has outstanding warrants to acquire 301,601 shares of common stock. These warrants are anti-dilutive for the three and six month ended June 30, 2011 using the treasury stock method.

Note 13. REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the private placement offering on December 29, 2010, the Company agreed to file a Form S-1 registration statement with the Securities and Exchange Commission to register for resale (i) 100% of the purchased shares and (ii) 100% of the shares of the common stock underlying the warrants , within 30 calendar days following the closing of the offering, and use the Company’s best efforts to have the registration statement declared effective within 180 calendar days after closing of the offering. If the registration Statement was not filed with the SEC by the required filing date or is not declared effective by the required effective date, the Company shall pay to each investor as liquidated damages, a cash payment equal to 2% of the aggregate amount invested by such investor in the offering on the first business day of each thirty (30) day period until the registration statement has been filed or declared effective, or a portion thereof. Such liquidated damages shall not exceed 10% per annum. Immediately before the expiration of the original required effective date, on June 29, 2011, the Company entered into agreement with investors and extended the S1 effective date to September 30, 2011. As a result, the Company has not recorded any amounts with respect to this registration rights arrangement as of June 30, 2011.

Note 14. NON-CONTROLLING INTEREST

Non-controlling interest represents one minority shareholder’s 30% ownership interest in Dongguan AIVtech Electronics Co., Ltd and 40% ownership interest in Henan AIVtech Electronics Co., Ltd. As of June 30, 2011 and December 31, 2010, non-controlling interest consisted of the following:

	June 30,	December 31,
	2011	2010
Original paid-in capital	$1,048,187	$439,264
Retained Earnings	609,915	303,413
Accumulated other comprehensive income	130,105	102,749
	$1,788,207	$845,426

Note 15. COMMON STOCK

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

Subsequent to June 30, 2011, the Company entered into an agreement with the investors to amend the “Make Good Shares” provision in the subscription agreement whereby all parties agreed that the basic earnings per share as make good target for the year ending December 31, 2011 is reduced from $.60 per share to $.40 per share.

Note 16 – CONCENTRATIONS

Major Customers

Three customers accounted for 34%, 27% and 9% of the total sales for the six months ended June 30, 2011, respectively. Three customers accounted for 38%, 22% and 16% of the total sales for the six months ended June 30, 2010.

As of June 30, 2011, three customers accounted for 31%, 26% and 10% of the total outstanding receivables, respectively. As of December 31, 2010, two customers accounted for 79.8% and 9% of the total accounts receivable outstanding.

Major suppliers

For the six months ended June 30, 2011, three material suppliers accounted for more than 52.1% of total purchases, with each supplier individually accounting for 37.6%, 7.4% and 7.1% of the total purchases. For the six months ended June 30, 2010, three material suppliers accounted for more than 45% of total purchases, with each supplier individually accounting for 17.3%, 16.9%, and 10.9% of the total purchases.

Note 17 – CONTINGENCIES

On June 7, 2011, the Company and its subsidiary Shenzhen AIVtech were served with a Summons and Complaint  filed by CCG Investor Relations in the Court of Beverly Hills of the State of California against the Company and Shenzhen AIVtech for breach of contract, seeking total damages of $116,685.83, including $79,865.83 for services rendered by CCG, $12,000 interest and $25,000 for attorney’s fees.  As of June 30, 2011, the Company was still in negotiation with CCG in order to settle  this matter.  On August 1, 2011, the Company entered into a settlement agreement with CCG and agreed to pay $76,865 to CCG immediately in order for CCG to withdraw the lawsuit filed with the Court. As of June 30, 2011, the settlement amount has been accrued. As of the date of this report, the Company has not paid CCG such amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of AIVtech International Group Co. for the three and six month ended June 30, 2011 and 2010 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On March 30, 2011, our subsidiary Shenzhen AIV Electronics Company Limited, or AIVtech-Shenzhen, incorporated Henan AIVtech Technology Company, Ltd., or AIVtech-Henan, as a limited liability company in China, with a registered capital of RMB 50 million, or approximately $7.6 million. As of June 30, 2011, a total capital contribution of RMB 10 million, or approximately $1.5 million, was contributed to AIVtech-Henan, of which RMB 6 million was contributed by AIVtech-Shenzhen and RMB 4 million was contributed by Mr. Jinlin Guo, our chief executive officer and chairman of the board of directors. As of June 30, 2010, the Company has paid RMB 30 million to local government as land use right deposit. AIVtech-Henan currently has no operations but will start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected by the end of August 2011. Accordingly, there were no operating activities reported for AIVtech-Henan for the six months ended June 30, 2011.

CRITICAL ACCOUNTING POLICY

Principles of consolidation

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, AIVtech Holding (H.K.) Limited, Shenzhen AIV Electronics Co., Ltd., Dongguan AIV Electronics Co., Ltd, and Henan AIVtech Technology Company, Ltd. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no sales returns are allowed. The Company accepts returns one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three and six month ended June 30, 2011 and 2010, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed.

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

We grant credit to customers with good credit standings with a maximum term of 90 days. We determine the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends.  Provisions for doubtful accounts are assessed based upon a detailed review of all significant outstanding receivables on an individual customer account basis.  In the event the accounts become overdue, we would continue our best effort to collect from customers until events or circumstances indicate that the amounts might not be collectible, then we would record a full reserve against specific uncollectible amounts.  Historically we have not experienced significant bad debt write-offs.  Normally we collect over 90% of the outstanding account receivables within three months after invoicing with the remaining balances collected within 6 months.  As of June 30, 2011, 100% of the account receivable balances were within the 1 – 30 days aging category.  As of December 31, 2010, 100% of the account receivable balance was within the 1-90 days aging category. There were no events or other factors that led us to believe the outstanding account receivables were uncollectible.  Accordingly we determined the reserve for doubtful accounts for the respective periods were not necessary.

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

Warrant liability

Our warrants are measured at fair value at each reporting period.  We use the Black-Scholes valuation model to determine the fair value of warrants.  The inputs for the Black-Scholes model require the use of significant assumptions, including 1) the expected term the warrants will be held before exercise, 2) discount rates, 3) volatility calculated based on the closing prices of our common stock traded in the open market.  Changes in the daily closing prices of our common stock could have a material impact on the volatility calculations which could result in significant changes in the fair value of warrant liability.   The following are the assumptions used in the Black-Scholes model to calculate the fair value of warrants:

	June 30, 2011	December 31, 2010

Stock Price	$1.25	$4.02
Exercise Price	$4.00	$4.00
Term	4.50	5.00
Volatility	150.40%	23.06%
Annual Rate of quarterly dividend	0.00%	0.00%
Discount rate - bond equivalent rate	1.76%	2.010%
Fair value per warrant	$1.0213	$0.9930

Changes in one or more of the above assumptions can materially affect fair value of the warrants on the consolidated balance sheets; the changes in fair value of warrants would result in income or expenses on the consolidated statements of income and comprehensive income. We consider the inputs used to determine the fair value to be level 2 inputs within the fair value hierarchy established by GAAP.

Income taxes

The Company is governed by the Income Tax Law of PRC governing privately run enterprises, which are generally subject to a statutory tax rate of 25% after appropriate tax adjustments. AIVtech-Shenzhen was formed on May 18, 2006 in a special economic zone in Shenzhen and has been granted a favorable tax treatment by local tax authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years. Consequently, AIVtech-Shenzhen enjoyed a favorable tax exemption policy and the effective income tax rate for AIVtech-Shenzhen assessed by local tax authority was 11% and 10% for the six months ended June 30, 2011 and 2010, respectively. AIVtech-Dongguan is now subject to 25% statutory income tax rate. The favorable income tax rate is assessed and reviewed by the local tax authority on a periodic basis and there is no guarantee that the Company will grant the same assessment after the current assessment expires on December 31, 2011.

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010

The following table presents certain information from the condensed consolidated statement of operations for the three months ended June 30, 2011 and 2010.

	2011	2010	change	%change
Net sales	$22,336,122	$9,587,142	12,748,980	132.98%
Cost of sales	(17,427,583)	(7,193,019)	(10,234,564)	142.28%
Gross profit	4,908,539	2,394,123	2,514,416	105.02%

Operating expenses
Selling expense	(210,376)	(119,839)	(90,537)	75.55%
General administrative expenses	(645,613)	(358,142)	(260,467)	72.73%
Total operating expenses	(828,985)	(477,981)	(351,004)	73.43%

Income from Operations	4,079,554	1,916,142	2,163,412	112.90%

Other income (expenses)
Change in fair value of warrants liability	(131,694)	-	(131,694)	100.00%
Interest income	14,451	7,209	7,242	174.16%
Interest expenses	(17,346)	(6,327)	(11,019)	174.16%
Total other income	(134,589)	882	(135,471)	-15359.52%

Income before income tax	3,944,965	1,917,024	2,027,941	105.79%
Provision for Income taxes	(645,613)	(240,538)	(405,075)	168.40%
Net income	3,299,352	1,676,486	1,622,866	96.80%

The following table sets forth the breakdown of our revenue, cost of sales, and gross profit by product category for the three months ended June 30, 2011 and 2010, respectively:

	For the three months ended
	June 30, 2011				June 30, 2010				Increase(decrease)
Product categories	Revenue	Cost of sales	Gross profit	Gross profit %	Revenue	Cost of sales	Gross profit	Gross profit %	Revenue		Cost of sales		Gross profit		Gross profit %
									Amount	%	Amount	%	Amount	%	%

Furniture audio	10,658,473	8,217,491	2,440,982	23%	7,033,304	4,902,960	2,130,344	30%	3,625,169	52%	3,314,531	68%	310,638	15%	-7%
Multi-media speaker	5,172,565	3,692,882	1,479,683	29%	1,368,717	1,232,486	136,232	10%	3,803,848	278%	2,460,396	200%	1,343,451	986%	19%
LED TV	6,505,084	5,517,210	987,874	15%	1,185,121	1057573	127,548	11%	5,319,963	449%	4,459,637	422%	860,326	675%	4%

Total	22,336,122	17,427,583	4,908,539	22%	9,587,142	7,193,019	2,394,123	25%	12,748,980	133%	10,234,564	142%	2,514,416	105%	-3%

The Company’s products can be divided into three categories: casual furniture audio, multi-media speakers and LEDTV. Furniture audio is the leading selling product of the Company, which accounted for about 47.7% of total sales for the three months ended June 30, 2011. In addition, sales of TV product increased significantly during the quarter as compared to three months ended June 30, 2010. As a result, total sales for the three months ended June 30, 2011 was $22,336,122 compared to $9,587,142 for the same period in 2010, representing an increase of $12,748,980 or approximately 133%. The increase in sales revenue was contributed by more sales orders from customer than the same period last year.  We sell our products primarily through distributors who distribute our products to end users.  We have been trying to establish and maintain a long-term cooperative relationship with our major distributors.  During the three months ended June 30, 2011, several of these distributors switched their orders from our competitors to us and accordingly we received larger sales orders from these distributors. Total increase in sales orders from these distributors approximate $10 million during the quarter ended June 30, 2011.  In terms of units sold during the period, total 1,417,642 units of three category products were sold during the quarter, representing of 637,545 units or 81.7% increase as compared to prior comparative period.

Sales on furniture audio product increased 3.6 million, or approximately 52%, in the second quarter this year compared to the same quarter last year.  In terms of units sold during the period, 895,374 units of furniture audio were sold during the quarter, representing of 280,218 units or 45.6% increase as compared to prior comparative period. The increase is mostly contributed by increased sales orders and volume due to our high product quality, more variety of product choice to target different customers and relatively stable unit sales price.

Sales on Multi-media speaker product increased 3.8 million, or approximately 278%, in the second quarter this year compared to the same quarter last year. This is associated with increased orders from one of our major distributors. In terms of units sold during the period, 480,130 units of Multi-media speakers were sold during the quarter, representing of 323,189 units or 205.9% increase as compared to prior comparative period.

Sales on TV product increased significantly 5.3 million, or approximately 499%, in the second quarter this year compared to the same quarter last year. The significant increase is associated with the big sales to a major customer Guangdong Guanghong Import and Export Company, who has the exclusive right to distribute our TV product to overseas market, lower sales in the same quarter last year was the result of the Company commencing the TV production in May 2010. In terms of units sold during the period, 42,138 units of TV were sold during the quarter, representing of 34,138 units or 426.7% increase as compared to prior comparative period.

Cost of Sales

Total costs of sales for the three months ended June 30, 2010 was $17,427,585 compared to $7,193,019 for the same quarter in 2010, an increase of $10,234,564, or approximately 142%. The Company's cost of goods sold primarily consisted of raw materials costs, direct labor costs and overhead costs. These costs are accumulated in a cost pool allocating to finished goods, and only transferred out as cost of sales when finished goods are sold to customers.  Cost of sales on multi-media speakers increased from $1,232,486 in 2010 to $3,692,882 for the quarter ended June 30, 2011, representing a 11% increase; costs of sales on furniture audio products increased from $4.9 million in 2010 to $8.2 million for the quarter ended June 30, 2011, representing 67.6% increase; costs of sales on TV products increased from $1.05 million in 2010 to $5.5 million for the quarter ended June 30, 2011, representing $4.45 million or 421.6% increase. The increase in our cost of sales is in line with the increase of our sales revenue for the periods.

Gross Profit

Total gross profit for the three months ended June 30, 2011 was $4,908,539 (or 22% of revenue) as compared to $2,394,123 (or 25% of revenue) for the same quarter in 2010, an increase of $2,514,416, or approximately 105%.  The increase our gross profit was attributable to the overall increase in our sales revenue. The gross profit margin on multi-media speaker is higher than other product category due to low unit cost and relatively high sales price of this kind of product. In the second quarter of 2011, total of 480,130 units of multi-media speakers have been sold as compared to 156,941 units sold in the same quarter of 2010. As a result, gross profit margin on this product increased $1.34 million or 986%.

The following table sets forth our gross margin by product for the three months ended June 30, 2011 and 2010:

	For the three months ended
	June 30,
Gross profit	2011	2010	Increase (Decrease)	% change
Multi-media speaker	1,479,683	136,232	1,343,451	986%
Furniture audio	2,440,982	2,130,344	310,638	15%
TV product	986,876	127,548	860,328	675%

Total	4,908,541	2,394,123	2,514,418	105%

Selling, General and Administrative Expense

Our selling and distribution expenses included advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showroom or exhibits; salary and commission paid to sales representatives, and shipping fees incurred to deliver the sales orders to customers

Selling expense for the three months ended June 30, 2011 was $210,376 compared to $119,839 for the same period in 2010, an increase of $90,537, or approximately 75.5%. The increase is associated with higher advertising expense to promote the sales of our TV products than in prior comparative period. Total advertising and promotion expense amounted to $109,426 for the three months ended June 30, 2011.

General and administrative expense for the three months ended June 30, 2011was $618,609 compared to $358,142 for the same period in 2010, an increase of $260,467, or approximately 72.73%. The increase in our general and administrative expense is due to increased management expenses incurred on forming our new subsidiary AIVtech-Henan, plus the increased professional fees (such as legal, accounting fees) in connection with S-1 filing and amendment in the second quarter. The increase in our general and administrative expense was also affected by $76,865 settlement payment to be paid to CCG Investor Group for service provided during prior year. On August 1, 2011, the Company entered into a settlement agreement with CCG and agreed to pay $76,865 to CCG immediately in order for CCG to withdraw the lawsuit filed with the Court. As of June 30, 2011, the settlement amount has been accrued. As of the date of this report, the Company has not paid CCG such amount.
Interest Income and Interest Expense

The interest income and interest expenses for the three months ended June 30, 2011 were $14,451 and $17,346, compared to $7,209 and $6,327 for the same quarter last year, an increase $7,242 and $11,019, or approximately 100.5% and 174%, respectively. The increased interest expenses is primarily due to our short term borrowing from Shenzhen Top Finance Guaranty Investment Inc of RMB 6 million (approximate to $913,385) in order to pay the registered capital of our newly formed subsidiary AIVtech-Henan. The loan term is three months from March 25, 2011 until June 25, 2011, and bears average bank interest floating upward 20%. AIVtech-Shenzhen repaid the loan in full with interest expenses amounted $16,838 on June 27, 2011.

Change in Fair Value of Warrants

The Company issued warrants to investors and placement agents in connection with the private placement offering on December 29, 2010. These warrants are marked to market at each reporting period. The Company determined the fair value of the warrants at December 29, 2010, the date of the issuance was $1.40 per share. The Company determined the fair value of the warrants at June 30, 2011 was $1.02 per share. Since the fair value of the warrants liability increased, we recorded a loss of $131,694 to reflect the change in the fair value of the warrants for the three months ended June 30, 2011. There were no warrants issued or outstanding for the same period in 2010.

Income Taxes

Income tax expense for the three months ended June 30, 2011 was $645,413 as compared to $240,538 for the same quarter last year, an increase of $405,075 or 168%. The increase was mainly due to the increased sales revenue and taxable income for the period indicated.

Net Income

Net income for the three months ended June 30, 2011 was $3,299,352 as compared to $1,676,486 for the same quarter last year, an increase of $1.6 million, or 96.8%. The increase in net income was primarily due to increased sales in the second quarter of 2011.

Results of Operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010

The following table presents certain information from the condensed consolidated statement of operations of AIVtech International Group Co. for the six months ended June 30, 2011 and 2010.

	For the six months ended June 30,
	2011	2010
Net sales	$33,758,666	$28,624,615	$5,134,051	17.94%
Cost of sales	(26,280,628)	(21,169,179)	(5,111,449)	24.15%
Gross profit	7,478,038	7,455,436	22,602	0.30%

Operating expenses
Selling expense	(428,482)	(293,194)	(135,288)	46.14%
General administrative expenses	(1,102,962)	(859,642)	(243,320)	28.3%
Total operating expenses	(1,531,444)	(1,152,836)	(378,608)	32.84%

Income from Operations	5,964,594	6,302,600	(356,006)	-5.65%

Other income (expenses)
Change in fair value of warrants liability	(8,547)	-	(8,547)	100.00%
Interest income	25,891	7,209	18,682	259.15%
Interest expenses	(22,476)	(6,327)	(16,149)	255.24%
Total other income (expense)	(5,132)	882	(6,014)	-681.86%

Income before income tax	5,941,462	6,303,482	(362,020)	-5.74%
Provision for Income taxes	(939,546)	(750,976)	(188,570)	25.11%
Net income	5,001,916	5,552,506	(550,590)	-9.92%

The following table sets forth the breakdown of our revenue, cost of sales, and gross profit by product category for the six months ended June 30, 2011 and 2010, respectively:

	For the six months ended
	June 30, 2011							June 30, 2010							Increase(decrease)
Product categories	Revenue		Cost of sales		Gross profit	Gross profit %		Revenue		Cost of sales		Gross profit	Gross profit %		Revenue			Cost of sales			Gross profit		Gross profit %
															Amount	%		Amount	%		Amount	%	%
	$		$			$		$		$			$			$			$				$
Furniture audio		16,012,552		12,233,044	3,779,508		24%		23,035,424		16,754,083	6,281,341		27%	(7,022,872)		-30%	(4,521,039)		-27%	(2,501,833)	-40%	-4%
Multi-media speaker		8,320,851		6,047,724	2,273,127		27%		4,404,070		3,357,523	1,046,547		24%	3,916,781		89%	2,690,201		80%	1,226,580	117%	4%
LED TV		9,425,263		7,999,860	1,425,403		15%		1,185,121		1057573	127,548		11%	8,240,142		695%	6,942,287		656%	1,297,855	1018%	4%

Total		33,758,666		26,280,628	7,478,038		22%		28,624,615		21,169,179	7,455,436		26%	5,134,051		18%	5,111,449		24%	22,602	0.30%	-4%

The Company’s products can be divided into three categories: casual furniture audio, multi-media speakers and LEDTV. Furniture audio is the leading selling product of the Company, which accounted for about 47% of total sales for the six months ended June 30, 2011. For the six months ended June 30, 2011, sales from our TV product also increased significantly as compared to prior comparative period. As a result, total sales for the six months ended June 30, 2011 was $33,758,666 compared to $28,624,615 for the same period in 2010, an increase of $5,134,051 or approximately 18%. In terms of units sold during the period, total 2,155,430 units of three category products were sold during the six months ended June 30, 2011, representing a decrease of 397,430 units sold or 15.8% decrease as compared to prior comparative period. The decrease in total units sold was primarily due to decrease units sold for furniture audio, offset by increase in units sold for multi-media speakers and TV products.

Sales on Furniture audio product for the six months ended June 30, 2011 decreased 7.0 million, or approximately 30%, compared to the same period last year. The decrease is primarily associated with timing of sales order received. For the six months ended June 30, 2010, furniture audio was the major product category of the Company to target the customers. As a result, the Company focused on development and sales of this kind of products during that period of time and accordingly sales orders and sales revenue on furniture audio was higher for the six months ended June 30, 2010 than in the same period of 2011. In addition, the decrease in sales orders on furniture audio products for the six months ended June 30, 2011 was also affected by the timing of the sales order received. The Company actually received about RMB 67 million sales orders in June 2011, among which 50% are orders on furniture audio which was still under manufacturing as of June 30, 2011 and the Company has subsequently delivered these products to customers in late July. Due to the timing difference, as of June 30, 2011, such orders have not been fulfilled and could not be recognized as revenue.  Due the factors discussed above, revenue from furniture audio decreased significantly during the six months ended June 30, 2011. In terms of units sold, total of 1,333,164 units of furniture audio have been sold, as compared to 2.06 million units sold for the same period of 2010.  Units sold for furniture audio decreased 35.4% for the period indicated.

Sales on Multi-media speaker product for the six months ended June 30, 2011 increased 3.9 million, or approximately 89%, compared to the same period last year. The increase is contributed by increased orders form one of our major distributors. In terms of units sold during the period, 760,978 units of Multi-media speakers were sold during the six months ended June 30, 2011, representing of 280,360 units or 58.3% increase as compared to prior comparative period.

Sales on TV product for the six months ended June 30, 2011 increased significantly 8.2 million, or approximately 695%, compared to the same period last year. The significant increase is associated with the big sales to a major customer Guangdong Guanghong Import and Export Company, who has the exclusive right to distribute our TV product to overseas market and lower sales in the same period last year due to the new product period, which commenced in May 2010. In terms of units sold during the period, 61,288 units of TV products were sold during the six months ended June 30, 2011, representing of 53,288 units or 666.1% increase as compared to prior comparative period.

We believe the overall sales will stable and growth in the foreseeable future due to our high product quality, more variety of product choice to target different customers and relatively stable unit sales price.

Cost of Sales

Total costs of sales for the six months ended June 30, 2010 was $26,280,626 compared to $21,169,179 for the same period in 2010, an increase of $5,111,447, or approximately 24%. The Company's cost of goods sold primarily consisted of raw materials costs, direct labor costs and overhead costs. These costs are accumulated in a cost pool allocating to finished goods, and only transferred out as Cost of sales when finished goods are sold to customers. The increase in cost of revenue was primarily affected by increased TV product which normally has higher cost and lower profit margin than the Company’s other product categories. To be specific, cost of sales on multi-media speakers increased from $ 3.3 million in 2010 to $6 million for the six months ended June 30, 2011, representing a 80% increase; costs of sales on furniture audio products decreased from $16.7 million in 2010 to $12.2 million for the six months ended June 30, 2011, representing 27% decrease due to decreased sales; costs of sales on TV products increased from $1.05 million in 2010 to $7.9 million for the six months ended June 30, 2011, representing $6.9 million or 656% increase. The overall increase in our cost of sales for the six months ended June 30, 2011 reflected the combined effects as discussed above.

Gross Profit

Total gross profit for the six months ended June 30, 2011 was $7,478,040 (or 22% of revenue) as compared to $7,455,436 (or 26% of revenue) for the same period in 2010, an increase of $22,604, or approximately 0.3%.  The increase is associated with the overall increase in sales revenue and increased sales on TV products with lower profit margin. For the six months ended June 30, 2011, total of 61,288 units of TV products have been sold as compared to only 8,000 units sold in the same period of 2010. The company began to produce TV from June 2010, the production cost for TV product are higher than other product categories and  gross profit margin for this new product is lower than other mature products, which resulted an offset to the overall gross profit margin.

The following table sets forth our gross margin by product for the six months ended June 30, 2011 and 2010:

	For the six months ended
	June 30,
Gross profit	2011	2010	Increase (Decrease)	% change
Multi-media speaker	2,273,127	1,046,547	1,226,580	117%
Furniture audio	3,779,508	6,281,341	(2,501,833)	(40)%
TV product	1,425,405	127,548	1,297,857	1018%

Total	7,478,040	7,455,436	22,604	0.3%

Selling, General and Administrative Expense

Our selling and distribution expenses included advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showroom or exhibits; salary and commission paid to sales representatives, and shipping fees incurred to deliver the sales orders to customers

Selling expense for the six months ended June 30, 2011 was $428,482 as compared to $293,194 for the same period in 2010, an increase of $135,288, or approximately 46.1%. The increase is associated with higher advertising expense to promote the sales of our TV products than in prior comparative period. Total advertising and promotion expense amounted to $148,060 for the six months ended June 30, 2011.

General and administrative expense for the six months ended June 30, 2011 was $1,102,962 as compared to $859,642 for the same period in 2010, an increase of $243,320, or approximately 28.3%. The increase is associated with the general and administrative expenses incurred on our newly formed subsidiary AIVtech-Henan, plus increased legal and accounting fees in connection with S1 filing and amendment. The increase in our general and administrative expense was also affected by $76,865 settlement payment to be paid to CCG Investor Group for service provided during prior year. On August 1, 2011, the Company entered into a settlement agreement with CCG and agreed to pay $76,865 to CCG immediately in order for CCG to withdraw the lawsuit filed with the Court. As of June 30, 2011, the settlement amount has been accrued. As of the date of this report, the Company has not paid CCG such amount.

Interest Income and Interest Expense

The interest income and interest expenses for the six months ended June 30, 2011 were $25,891 and $22,476, compared to $7,209 and $6,327 for the same quarter last year, an increase $18,682 and $16,149, or approximately 259% and 255%, respectively. The increased interest expenses is mainly due to our short term borrowing of RMB 6 million (approximate to $913,385) from Shenzhen Top Finance Guaranty Investment Inc in order to pay the registered capital of newly formed subsidiary AIVtech-Henan. The loan term is three months from March 25, 2011 until June 25, 2011, and bears average interest floating upward 20%. AIVtech-Shenzhen repaid the loan in full with interest expenses amounted $16,838 on June 27, 2011.

Change in Fair Value of Warrants

The issued warrants to investors and placement agents in connection with the private placement offering on December 29, 2010. These warrants are marked to market at each reporting period. The Company determined the fair value of the warrants at December 29, 2010, the date of the issuance was $1.40 per share. The Company determined the fair value of the warrants at June 30, 2011 was $1.02 per share. Since the fair value of the warrants liability increased, we recorded a loss of $8,547 to reflect the change in the fair value of the warrants in earnings for the six months ended June 30, 2011. There were no warrants issued or outstanding for the same period in 2010.

Income Taxes

Income tax expense for the six months ended June 30, 2011 was $939,546 compared to $750,976 for the same period last year, a decrease of $188,570 or approximately 25.1%. The decrease was mostly due to the increased sales revenue and taxable income during the first half year of 2011.

Net Income

Net income was $5,001,916 for the six months ended June 30, 2011 as compared to $5,552,506 for the same period in 2010, a decrease of $550,590, or approximately 9.92%. The decrease in net income was primarily due to increased cost of sales and increased operating expenses for the period indicated.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. based parent company is a holding company and does not have any operations of its own.  The Company’s liquidity and capital resources are primarily obtained through our operating subsidiaries located in PRC. The operating subsidiaries conduct all business transactions in PRC.  From time to time funds are transferred among operating subsidiaries in PRC for operational needs without the requirement of obtaining third party approval.  Although management does not expect to repatriate any of its earnings generated from the PRC operating subsidiaries to United States in the foreseeable future, there is no restriction as to transferring assets from our subsidiaries in PRC to our U.S. parent company.  Since our operation is conducted primarily through our subsidiaries and they hold a majority of our operating assets, any significant transfer of net assets from the operating subsidiaries to the parent company would have a potential impact on the scope and the nature of our operation taken as whole.

At June 30, 2011 and 2010, cash was $13,602,172 and $7,079,221. Our principal sources of liquidity were cash generated from our operating activities, short-term borrowings, and cash received from the equity financing under private placement. Our working capital as of June 30, 2011 was approximately $16,808,864, current assets totaled $28,586,526 and current liabilities were $11,777,662. The components of the $6,522,951 increase of cash and cash equivalents are reflected below.

	For the six months ended June 30,
	2011	2010
Net cash provided by operating activities	$3,937,884	$4,089,522
Net cash used in investing activities	(3,984,271)	(138,619)
Net cash provided by (used in) financing activities	6,408,188	(3,648,597)
Effects of exchange rates on cash	161,150	20,008
Net change in cash	$6,522,951	$322,314

Net Cash provided by Operating Activities

For the six months ended June 30, 2011, our net cash provided by operating activities was $3,937,884, including the following:

1)
The increase in accounts payable of $5.5 million primarily due to increased purchasing of materials on account for the period indicated. During the six months ended June 30, 2011, in order to fulfill several large sales orders to be delivered to our customers in July 2011, we increased our purchased of $5.5 million in order to fulfill three sales orders to be delivered to customers in July 2011. This was in line with the increase in inventory of $5 million.

2)	Tax payable increased $98,550, representing a temporary unpaid liability to local government.

Net Cash used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2011amounted to $3,984,271 compared to $138,619 for the same period in 2010. During the six months ended June 30, 2011, we received RMB 4 million cash (approximate to $608,923) contributed by a minority shareholder and invested this amount to pay the registered capital for our new subsidiary AIVtech-Henan, located in Henan province of China. Our new subsidiary AIVtech-Henan was formed by AIVtech-Shenzhen and minority shareholder Mr. Guo Jinlin, with total paid-in capital of RMB 10 million, of which 60% was contributed by AIVtech-Shenzhen. As of June 30, 2010, we have paid RMB 30 million (approximate to $4,588,359) to local government as land use right deposit. AIVtech-Henan currently has no operations but will start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected in August 2011.

Net Cash provided by Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2011 amounted to $6,408,188. We received $7.4 million net proceeds from a private placement offering on December 29, 2010. In addition, we borrowed RMB 6 million (approximate to $0.9 million) from a related party Shenzhen Top financing Company and used the amount to invest in AIVtech-Henan as 60% paid-in capital on March 25, 2011and repaid all amounts on June 27, 2011. We also repaid RMB 2 million short-term borrowings from the related party Shenzhen Top financing Company when the loan expired on February 25, 2011. Also, on June 30, 2011, we repaid RMB 5 million (equivalent to $764,726) to a third party Dongguan Shilong Industrial Company. As a result, as of June 30, 2011, we did not have any long-term loan outstanding.

Cash used in financing activities for the six months ended June 30, 2010 amounted to $3,648,597, which primarily included $734,822 loan proceeds from a third party with an applicable annual interest rate of 2.7% and $4,392,463 (RMB 30 million) dividend paid to former AIVtech shareholder prior to the reserve merger .

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months.

Our operating subsidiaries are primarily operated in PRC.

As of June 30, 2011 and December 31, 2010, our loan arrangements are indicated as follows:

	June 30, 2011	December 31, 2010
Long-term loan	-	757,311
Due to related parties	225,287	529,166
Total	$225,287	$1,286,477

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

On March 25, 2011, AIVtech-Dongguan entered into an loan agreement with Shenzhen Top Finance Guaranty Investment Inc., to borrow RMB 6 million (approximate to $913,385) in order to AIVtech-Shenzhen to pay the registered capital of newly formed subsidiary AIVtech-Henan. The loan term is three months from March 25, 2011 until June 25, 2011, and bears average bank interest floating upward 20%. Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, and owns 10.38% of the total issued and outstanding common shares of the Company. On June 27, 2011, we paid the short term in full amount. As of June 30, 2011, total related party borrowings from Shenzhen Top Finance Guaranty Investment Inc. amounted to $220,907.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements or any special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of June 30, 2011, based on the material weakness described below.

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

In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP.  We have also, in September 2010, established an audit committee comprised of three independent directors. Despite the above steps we took to remediate the material weakness, we believe our disclosure controls and procedures were still not effective as of June 30, 2011. We also intend to take steps to improve our internal audit staff so that the staff will become familiar with both US GAAP and establish effective internal controls.  We anticipate that, because of the need to hire and train qualified accounting personnel, we will continue to use an independent consultant to assist us in preparing our financial statements in accordance with US GAAP.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On June 7, 2011, the Company and its subsidiary AIVtech-Shenzhen were served with a Summons and Complaint filed by CCG Investor Relations, a California corporation, in the Court of Beverly Hills of the State of California against the Company and AIVtech-Shenzhen for breach of contract, seeking total damages of $116,865.83, including $79,865.83 for services rendered, $12,000 interest and $25,000 for attorney’s fees.  The Company entered into a settlement agreement with CCG Investor Relations and agreed to pay a total of $76,865 in August 2011 to settle the lawsuit.  Other than stated above, currently there are no legal proceedings pending or threatened against the Company or its subsidiaries.

ITEM 5. OTHER INFORMATION.

As disclosed in the current report on Form 8-K that filed on December 31, 2010, the Company closed a private placement on December 29, 2010 by entering subscription agreements with certain investors.

On June 29, 2011, the Company entered into agreements with the investors pursuant to which extended the Form S-1 required effective date from June 30, 2010 to September 30, 2011.

Subsequent to June 30, 2011, the Company entered into agreements with the investors to amend the make good provision in the subscription agreement whereby all parties agreed that the basic earnings per share as make good target for the year ending December 31, 2011 is reduced from $.60 per share to $.40 per share.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL) ***

* filed herein.
** furnished herein.
*** The Company will furnish Exhibit 101 by September 14, 2011, as permitted under the rules of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIVTECH INTERNATIONAL GROUP CO.

Date: August 22, 2011	By:	/s/ Jinlin Guo
Jinlin Guo
President, Chief Executive Officer and Chairman of the Board of
Directors

Date: August 22, 2011	By:	/s/ Yilin Shi
Yilin Shi
Principal Financing Accounting and Chief Financial Officer