Form 10-Q
period 2011-09-30
AIVTECH INTERNATIONAL GROUP CO.
filed 2011-11-14
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 14, 2011, there were 22,515,334 shares outstanding of the registrant’s common stock.

AIVTECH INTERNATIONAL GROUP CO.

FORM 10-Q

September 30, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

AIVtech International Group Co.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements	F-5- F-15

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2011	2010
CURRENT ASSETS:
Cash	$18,060,314	$7,079,221
Accounts receivable	10,542,081	7,192,694
Other receivable and prepaid expense	84,899	198,553
Inventories	1,074,371	571,602
Total current assets	29,761,665	15,042,070

Property and equipment, net	1,019,475	1,127,334
Deposit for land use right	4,699,042	-
TOTAL ASSETS	$35,480,182	$16,169,404

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Account payables and accrued expense	$4,060,546	$962,099
Taxes payable	842,774	785,636
Due to related parties	266,242	529,166
Dividend payable	3,948,125	3,948,125
Warrants liability	129,291	299,492
Total current liabilities	9,246,978	6,524,518
Long term loan	-	757,311
TOTAL LIABILITIES	9,246,978	7,281,829

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 22,515,334 shares and 22,513,334 shares issued and outstanding, respectively	22,515	22,513
Additional paid-in capital	7,604,455	7,566,593
Stock subscription receivable	-	(7,540,002)
Statutory reserve	482,377	482,377
Retained earnings	14,707,009	6,773,472
Accumulated other comprehensive income	1,428,501	737,196
Total AIVtech Stockholders' equity	24,244,857	8,042,149
Non-controlling interest	1,988,347	845,426
Total equity	26,233,204	8,887,575
TOTAL LIABILITIES AND EQUITY	$35,480,182	$16,169,404

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net sales	$20,667,885	$27,419,290	$54,426,551	$56,101,695
Cost of sales	(16,139,318)	(21,417,974)	(42,419,946)	(42,644,943)
Gross profit	4,528,567	6,001,316	12,006,605	13,456,752

Operating expenses
Selling expense	(205,717)	(212,779)	(634,199)	(505,973)
General administrative expenses	(468,643)	(507,006)	(1,571,605)	(1,366,649)
Total operating expenses	(674,360)	(719,785)	(2,205,804)	(1,872,622)

Income from Operations	3,854,207	5,281,531	9,800,801	11,584,130

Other income (expenses)
Change in fair value of warrants liability	178,748	-	170,201	-
Interest income	23,679	5,724	49,570	12,933
Interest expenses	(331)	(5,035)	(22,807)	(11,362)
Total other income (expense)	202,096	689	196,964	1,571

Income before income tax	4,056,303	5,282,220	9,997,765	11,585,701
Provision for Income taxes	(590,686)	(720,648)	(1,530,232)	(1,471,624)
Net income	3,465,617	4,561,572	8,467,533	10,114,077

Less: Net income attributable to non-controlling interest	200,140	201,163	533,997	335,594
Net income attributable to AIVtech International Group Co.	$3,265,477	$4,360,409	$7,933,536	$9,778,483

Net income	3,265,477	4,360,409	7,933,536	9,778,483
Foreign currency translation adjustment	252,771	92,423	691,305	114,643
Comprehensive income	3,518,248	4,452,832	8,624,841	9,893,126
Comprehensive income attributable to non-controlling interest	$(75,832)	$(60,349)	$(207,392)	$(34,393)
Comprehensive income attributable to AIVtech International Group Co.	3,442,416	4,392,483	$8,417,449	$9,858,733

Basic and diluted income per common share
- basic	$0.14	$0.22	$0.35	$0.64
-diluted	$0.14	$0.22	$0.35	$0.64
Basic and diluted weighted average common shares outstanding
- basic	22,515,334	20,000,000	22,514,680	15,364,430
-diluted	22,515,334	20,000,000	22,514,680	15,364,430

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES：
Net income	$8,467,533	$10,114,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149,191	126,403
Stock issued for service	4,000	-
Change in fair value of warrants liability	(170,201)	-
Changes in assets and liabilities :
Accounts receivable	(3,050,022)	(7,746,286)
VAT tax recoverable	-	852,452
Other receivable and prepaid expense	49,827	(124,208)
Inventories	(474,884)	1,409,618
Account payables and accrued expenses	3,435,774	(1,951,454)
Taxes payable	29,784	462,074
Net cash provided by operating activities	8,441,002	3,142,676

CASH FLOWS FROM INVESTING ACTIVITIES：
Purchases of property & equipment	(5,366)	(180,421)
Deposit for land use right	(4,617,700)	-
Net cash used in investing activities	(4,623,066)	(180,421)

CASH FLOWS FROM FINANCING ACTIVITIES：
(Repayment) proceeds from loan	(769,617)	739,729
Repayment of related party loans	(206,416)	(18,895)
Increase in capital contribution by non-controlling interest	608,923
Due to a related party	-	105,353
Net proceeds from stock subscriptions	7,403,341	-
Dividend payment	-	(4,392,643)
Net cash provided by (used in) financing activities	7,036,231	(3,566,457)

Effect of exchange rate changes on cash	126,926	98,593

Net change in cash	10,981,093	(505,609)

Cash and cash equivalent, beginning of period	7,079,221	3,605,741
Cash and cash equivalent, end of period	$18,060,314	$3,100,132

Supplemental disclosures of cash flow information
Income taxes paid	$1,174,478	$981,902
Interest paid	$22,807	$11,362

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

AIVtech International Group Co., (the “Company” or “AIVI”), formerly known as Ecochild, Inc., is a corporation organized under the laws of the State of Nevada. Through its operating subsidiaries in People’s Republic of China (“China”, or the “PRC”), the Company engaged in the design and manufacturing casual furniture audio series, multimedia speakers, and LED business in China.

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

In March 2011, the Company’s new subsidiary Henan AIVtech Technology Company, Ltd. (“Henan AIVtech”) was formed by Shenzhen AIVtech, with a registered capital of RMB 50 million (approximate to $7.6 million). As of September 30, 2011, a total capital contribution of RMB 10 million (approximate to $1.5 million) was contributed to Henan AIVtech, of which RMB 6 million was contributed by Shenzhen AIVtech and RMB 4 million was contributed by Mr. Jinlin Guo, the Chief Executive Officer of the Company. As a result, the Company now directly controls Henan AIVtech, a limited liability company organized under the laws of the PRC in March 2011. As of September 30, 2011, the Company has paid RMB 30 million to local government as land use right deposit. Henan AIVtech currently has no operations but will start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected by the end of December 2011. Accordingly, there were no operating activities reported for Henan AIVtech for the nine months ended September 30, 2011.

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

Note 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rules of the Securities and Exchange Commission relating to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated December 31, 2010 financial statements and footnotes included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011. Operating results for the three and nine months ended September 30, 2011 and 2010 may not be necessarily indicative of the results that may be expected for the full years.

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

Note 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has reclassified and restated certain line items on the 2009 consolidated financial statements, which has no impact on its interim condensed consolidated statements of income and comprehensive income, but impact the corresponding line items on its condensed consolidated statements of cash flows for the nine months ended September 30, 2010, as disclosed in the Form 10-K filed with SEC on March 31, 2011.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized as follows:

	Fair value measurement using inputs			Carrying value
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments − Warrants	$-	$129,291	$-	$129,291
Total	$-	$129,291	$-	$129,291

Foreign Currency Translation

The Company's condensed consolidated financial statements are presented in US dollars. In accordance with ASC 830, "Foreign Currency Matters", an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi ("RMB"), the currency of the PRC.

The condensed consolidated financial statements of the Company have been translated into U.S. dollars. The condensed consolidated financial statements are first prepared in RMB and then are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

Note 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	September 30, 2011	December 31, 2010	September 30, 2010
Period end RMB: US$ exchange rate	6.3843	6.6023	6.6981
Average RMB: US$ exchange rate	6.4967	6.7148	6.8164

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

The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2011 and December 31, 2010, respectively.

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

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no sales returns are allowed. The Company accepts returns one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three and nine month ended September 30, 2011 and 2010, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed.

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Note 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product warranty

The Company provides product warranties to its customers that all products manufactured by it will be free from defects in materials and workmanship under normal use for a period of one year from the date of shipment. The Company's costs and expenses in connection with such warranties have been minimal and, as of September30, 2011 and December 31, 2010, no product warranty reserve was considered necessary.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the tax years ended December 31, 2005 through December 31, 2010 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company AIVtech International Group Inc’s tax years ended December 31, 2006 through December 31, 2010 remain open for statutory examination by U.S. tax authorities

Value Added Taxes

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

Recently issued accounting standards

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

Note 5. – INVENTORIES

As of September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials and supplies	$242,395	$322,935
Work in process	571,200	-
Finished goods	260,776	248,667
Totals	$1,074,371	$571,602

Note 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2011 and December 31, 2010, related party transactions consisted of the following:

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

On December 31, 2010, Dongguan AIVtech entered into a loan agreement with Shenzhen Top Finance Guaranty Investment Inc. to borrow RMB 2 million (approximate to $302,924) as working capital. The loan was repaid in full on February 25, 2011.

On March 25, 2011, Dongguan AIVtech entered into an loan agreement with Shenzhen Top Finance Guaranty Investment Inc., to borrow RMB 6 million (approximate to $913,385) to pay the registered capital of newly formed subsidiary Henan AIVtech as further discussed in Note 1. The loan was repaid in full on June 27, 2011.

Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, and owns 10.38% of the total issued and outstanding common shares of the Company. As of September 30, 2011, total related party borrowings from Shenzhen Top Finance Guaranty Investment Inc. amounted to $220,907.

Note 7 – DEPOSIT FOR LAND USE RIGHT

In connection with the formation of a new subsidiary Henan AIVtech , in March 2011, the Company entered into an agreement with Henan Xinyang local government to obtain a land use right lease for 50 years, on which a new manufacturing plant will be built. The Company is required to pay total of RMB 66.7 million for this parcel of land, payable in two installment payments. The first installment payment of RMB 30 million was required to be paid before May 2011 and the remaining amount will be paid in March 2013 when the construction work of the new manufacturing plant is expected to be fully completed. On May 17, 2011, the Company paid RMB 30 million (equivalent to $4,699,042) to Henan Xinyang Department of Financing as deposit for land use right. As of September 30, 2011, the land use right application has not been approved by local government due to complicated approval procedure. The Company expects to obtain the Certificate of Land Use Right by the end of December 2011.

Note 8 – LONG-TERM LOAN

On January 5, 2010, the Company’s subsidiary Dongguan AIVtech entered into a loan agreement with a third-party Dongguan Shilong Industrial Company to borrow RMB 5 million(approximate to $757,311on the date of the loan grant) for working capital needs. The loan amount was repaid on March 31, 2011. Interest expense amounted to $5,195 and $5,035 for the nine months ended September 30, 2011 and 2010, respectively.

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

Note 9 – DIVIDEND PAYABLE (continued)

Future payments of dividends will depend on the available earnings, the capital requirements of the Company, the Company’s general financial condition and other factors deemed pertinent by the Board of Directors.

Note 10 – TAXES

(a) Corporation income tax (“CIT”)

The Company’s operating subsidiaries Shenzhen AIVtech and Dongguan AIVtech are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Shenzhen AIVtech was formed in a special economic zone in Shenzhen and has been granted a favorable tax treatment by local taxing authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years (“tax holiday”). For the years ended December 31, 2010 and 2009, Shenzhen AIVtech enjoyed a favorable tax exemption policy and the effective income tax rate for Shenzhen AIVtech assessed by local tax authority was 11% and 10% for the years ended December 31, 2010 and 2009, respectively. Such favorite tax policy will expire on December 31, 2011.

The estimated tax savings as a result of the Company’s tax holiday for the three and nine months ended September 30, 2011 amounted to $393,733 and $1,007,312, respectively. The net effect on earnings per share had the full statutory income tax rate been applied would decrease basic earnings per share from $0.35 to $0.33 for the nine months ended September 30, 2011. The estimated tax savings as a result of the Company’s tax abatement for the three and nine months ended September 30, 2010 amounted to $813,768 and $1,529,776 respectively. The net effect on earnings per share had the full statutory income tax rate been applied would decrease basic earnings per share from $0.64 to $0.56 for the nine months ended September 30, 2010.

The Company’s effective tax rate reflected the combined results for both Shenzhen AIVtech and Dongguan AIVtech. The following table reconciles the Company’s PRC statutory tax rate to its effective tax rate for the nine months ended September 30, 2011 and 2010.

	2011	2010
Statutory PRC income tax rate	25.0%	25.0%
China income tax exemption	(9.7)%	(12.3)%
Effective income tax rate	15.3%	12.7%

The parent Company AIVtech International Group Inc (formerly Ecochild Inc.) was incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $112,776 as of September 30, 2011, which are available to reduce future years' taxable income. These carry forwards will expire in 2031. However, the change in control resulting from the reverse acquisition in 2010 limits the amount of loss to be utilized each year. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2011.The components of deferred taxes as of September 30, 2011 and December 31, 2011 consist of the following:

	As of
	September 30, 2011	December 31, 2010
Net operating loss carry-forwards for parent company	$112,776	$51,818
Valuation allowance	(112,776)	(51,818)
Net deferred tax asset	$-	$-

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

(c) Taxes payable

As of September 30, 2011 and December 31, 2010, taxes payable consisted of the following:

	September 30, 2011	December 31, 2010
Income tax payable	$594,976	$237,841
VAT tax payable	237,465	536,769
Other tax payable	10,333	11,026
Total taxes payable	$842,774	$785,636

Note 11 – WARRANTS

The Company determined the fair value of the warrants was $0.43 per share based on the closing price of the Company’s common stock traded on September 30, 2011, which totaling $129,291. The fair value was determined using the Black Scholes Model based on the following assumptions: dividend yield: 0%; volatility: 205.97%, risk free rate: 0.96%, expected term: 4.25 years. For the three and nine months ended September 30, 2011, the Company recorded a gain of $178,748 and $170,201, respectively, in changes in the fair value of the warrants.

There were no stock warrants issued, terminated/forfeited, or exercised during the three and nine months ended September 30, 2011 and 2010.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$4.00	301,601	4.25	$4.00	301,601	$4.00
	301,601	4.25	$4.00	301,601	$4.00

See Note 4: “fair value of financial instruments” for more detail.

Note 12. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share for the nine months ended September 30, 2011 and 2010:

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2011	2010	2011	2010
Net income used in computing basic net income per share	$3,265,477	$4,360,409	$7,933,536	$9,778,483
Net income used in computing diluted net income per share	$3,265,477	$4,360,409	$7,933,536	$9,778,483

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	22,515,334	20,000,000	22,514,680	15,364,430
Dilutive potential common stock (under treasury stock method):
Effect of diluted warrants	-	-	-	-
Shares used in computation of diluted net income per share	22,515,334	20,000,000	22,514,680	15,364,430

Basic net income per share	$0.14	$0.22	$0.35	$0.64
Diluted net income per share	$0.14	$0.22	$0.35	$0.64

The Company has outstanding warrants to acquire 301,601 shares of common stock. These shares are not included in the earnings per share calculation due to the anti-dilutive effect for the three and nine month ended September 30, 2011 using the treasury stock method.

Note 13. REGISTRATION RIGHTS AGREEMENT

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the private placement offering on December 29, 2010, the Company agreed to file a Form S-1 registration statement with the Securities and Exchange Commission to register for resale (i) 100% of the purchased shares and (ii) 100% of the shares of the common stock underlying the warrants , within 30 calendar days following the closing of the offering, and use the Company’s best efforts to have the registration statement declared effective within 180 calendar days after closing of the offering. If the registration Statement was not filed with the SEC by the required filing date or is not declared effective by the required effective date, the Company shall pay to each investor as liquidated damages, a cash payment equal to 2% of the aggregate amount invested by such investor in the offering on the first business day of each thirty (30) day period until the registration statement has been filed or declared effective, or a portion thereof. Such liquidated damages shall not exceed 10% per annum. Immediately before the expiration of the original required effective date, on September 30, 2011, the Company entered into agreement with investors and extended the Form S-1 effective date to December 31, 2011. As a result, the Company has not recorded any amounts with respect to this registration rights arrangement as of September 30, 2011.

Note 14. NON-CONTROLLING INTEREST

Non-controlling interest represents one minority shareholder’s 30% ownership interest in Dongguan AIVtech Electronics Co., Ltd and 40% ownership interest in Henan AIVtech Electronics Co., Ltd. As of September 30, 2011 and December 31, 2010, non-controlling interest consisted of the following:

	September 30,	December 31,
	2011	2010
Original paid-in capital	$1,048,187	$439,264
Retained Earnings	732,769	303,413
Accumulated other comprehensive income	207,392	102,749
	$1,988,347	$845,426

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

In August, 2011, the Company entered into an agreement with the investors to amend the “Make Good Shares” provision in the subscription agreement whereby all parties agreed that the basic earnings per share as make good target for the year ending December 31, 2011 is reduced from $.60 per share to $.40 per share.

Note 16 – CONCENTRATIONS

Major Customers

Two customers accounted for 32.5% and 25.5% of the total sales for the nine months ended September 30, 2011, respectively. Three customers accounted for 34.3%, 31.5% and 12.4% of the total sales for the nine months ended September 30, 2010.

As of September 30, 2011, two customers accounted for 42.2% and 35.6% of the total outstanding receivables, respectively. As of December 31, 2010, two customers accounted for 79.8% and 9% of the total accounts receivable outstanding.

Major suppliers

For the nine months ended September 30, 2011, three material suppliers accounted for more than 36.4% of total purchases, with each supplier individually accounting for 21.1%, 8.9% and 6.5% of the total purchases. For the nine months ended September 30, 2010, three material suppliers accounted for more than 51% of total purchases, with each supplier individually accounting for 33%, 11%, and 7.4% of the total purchases.

Note 17 – SETTLEMENT AGREEMENT

On June 7, 2011, the Company and its subsidiary Shenzhen AIVtech were served with a Summons and Complaint filed by CCG Investor Relations in the Court of Beverly Hills of the State of California against the Company and Shenzhen AIVtech for breach of contract, seeking total damages of $116,686, including $79,866 for services rendered by CCG, $12,000 interest and $25,000 for attorney’s fees. On August 1, 2011, the Company entered into a settlement agreement with CCG and agreed to pay $76,865 to CCG immediately in order for CCG to withdraw the lawsuit filed with the Court. The Company made the payment of $76,865 on September 5, 2011 and CCG withdrew the lawsuit with the Court on September 7, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of AIVtech International Group Co. for the three and nine months ended September 30, 2011 and 2010 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Company Overview

We were incorporated on December 18, 2007 under the laws of the State of Nevada. Through our operating subsidiaries in China, we engage in the business of designing, manufacturing and selling electronic furniture, digital/ multimedia speakers, and LCD/LED television under our own products brand – AIV, which stands for Audio & Interactive Video. Besides our own AIV brand, we also specialize in both original equipment manufacturing and original design manufacturing services. We integrate two traditional industries, which are electronics industry and furniture industry, into a new industry – electronic furniture industry.

In March 2011, our  subsidiary Henan AIVtech Technology Company, Ltd. (“Henan AIVtech”) was formed by Shenzhen AIVtech, with a registered capital of RMB 50 million, or approximately $7.6 million. As of September 30, 2011, a total capital contribution of RMB 10 million, or approximately $1.5 million, was contributed to Henan AIVtech, of which RMB 6 million, or approximately $0.9 million, was contributed by Shenzhen AIVtech and RMB 4 million, or approximately $0.6 million, was contributed by Mr. Jinlin Guo, our President and Chief Executive Officer. As a result, we now directly control Henan AIVtech, a limited liability company organized under the laws of the PRC in March 2011. As of September 30, 2011, the Company has paid RMB 30 million to local government as land use right deposit. Henan AIVtech currently has no operations but will start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected by the end of December 2011. Accordingly, there were no operating activities reported for Henan AIVtech for the nine months ended September 30, 2011.

Critical Accounting Policies

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, inventory, other receivables, accounts payable, long-term loan, taxes payable, other payables and accrued liabilities, dividends payable and due to related parties approximate their fair value due the short-term nature of these items. The warrant liability is measured at fair value using the Black-Scholes pricing model as further discussed below.

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

The Company sells its products to customers who have passed the Company’s credit check. Sales agreements are signed with each customer. The purchase price of products is fixed in the agreement. The Company makes custom products based on sales agreements, so no sales returns are allowed. The Company accepts returns one year from the date of shipment only in the event of defects. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the three and nine month ended September 30, 2011 and 2010, no sales returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed.

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

We grant credit to customers with good credit standings with a maximum term of 90 days. We determine the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. Provisions for doubtful accounts are assessed based upon a detailed review of all significant outstanding receivables on an individual customer account basis. In the event the accounts become overdue, we would continue our best effort to collect from customers until events or circumstances indicate that the amounts might not be collectible, then we would record a full reserve against specific uncollectible amounts. Historically we have not experienced significant bad debt write-offs. Normally we collect over 90% of the outstanding account receivables within three months after invoicing with the remaining balances collected within 6 months. As of September 30, 2011, 51% of the account receivable balances were within the 1 – 30 days aging category and remaining 49% of the accounts receivable were within 31-60 days aging category. As of December 31, 2010, 100% of the account receivable balance was within the 1-90 days aging category. There were no events or other factors that led us to believe the outstanding account receivables were uncollectible. Accordingly we determined the reserve for doubtful accounts for the respective periods were not necessary.

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

	September 30, 2011	December 31, 2010
Stock Price	$0.47	$4.02
Exercise Price	$4.00	$4.00
Term	4.25	5.00
Volatility	205.97%	23.06%
Annual Rate of quarterly dividend	0.00%	0.00%
Discount rate - bond equivalent rate	0.96%	2.010%
Fair value per warrant	$0.4287	$0.9930

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

Income taxes

The Company is governed by the Income Tax Law of the PRC and the U.S. PRC tax laws governing privately run enterprises are generally subject to a statutory tax rate of 25% after appropriate tax adjustments. AIVtech-Shenzhen was formed on May 18, 2006 in a special economic zone in Shenzhen and has been granted a favorable tax treatment by local tax authority which stipulated a 100% income tax exemption for the first two years and 50% income tax exemption for the following consecutive three years. Consequently, AIVtech-Shenzhen enjoyed a favorable tax exemption policy and the effective income tax rate for AIVtech-Shenzhen assessed by local tax authority was 11% and 10% for the nine months ended September 30, 2011 and 2010, respectively. AIVtech-Dongguan is now subject to 25% statutory income tax rate. The favorable income tax rate is assessed and reviewed by the local tax authority on a periodic basis and there is no guarantee that the Company will grant the same assessment after the current assessment expires on December 31, 2011.

The parent Company AIVtech International Group Inc was incorporated in the United States. It had no taxable income as of September 30, 2011. Net operating loss carry forwards for United States income tax purposes amounted to $112,776 as of September 30, 2011, which are available to reduce future years' taxable income. These carry forwards will expire in 2031. However, due to the change in control resulting from the reverse acquisition in 2010 which limits the amount of loss to be utilized each year, management doesn't expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2011.

Results of Operations

Results of Operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010

The following table presents certain information from the condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010.

	2011	2010	change	%change
Net sales	$20,667,885	$27,419,290	(6,751,405)	-24.62%
Cost of sales	(16,139,318)	(21,417,974)	5,278,656	-24.65%
Gross profit	4,528,567	6,001,316	(1,472,749)	-24.54%

Operating expenses
Selling expense	(205,717)	(212,779)	7,062	-3.32%
General administrative expenses	(468,643)	(507,006)	38,363	-7.57%
Total operating expenses	(674,360)	(719,785)	45,425	-6.31%

Income from Operations	3,854,207	5,281,531	(1,427,324)	-27.02%

Other income (expenses)
Change in fair value of warrants liability	178,748	-		100.00%
Interest income	23,679	5,724	17,955	313.68%
Interest expenses	(331)	(5,035)	4,704	-93.43%
Total other income	202,096	689	201,407	29231.79%

Income before income tax	4,056,303	5,282,220	(1,225,917)	-23.21%
Provision for Income taxes	(590,686)	(720,648)	129,962	-18.03%
Net income	3,465,617	4,561,572	(1,095,955)	-24.03%

The following table sets forth the breakdown of our revenue, cost of sales, and gross profit by product category for the three months ended September 30, 2011 and 2010, respectively:

	For the three months ended
	September 30, 2011					September 30, 2010				Increase(decrease)
Product categories	Revenue	%	Cost of sales	Gross profit	Gross profit %	Revenue	Cost of sales	Gross profit	Gross profit	Revenue		Cost of sales		Gross profit		Gross profit %
										Amount	%	Amount	%	Amount	%	%
Furniture audio	9,685,512	46.9%	7,113,599	2,571,913	26.6%	13,487,500	10,219,143	3,268,357	24.2%	(3,801,988)	-28%	(3,105,544)	-30%	(696,444)	-21%	2.3%
Multi-media speaker	5,828,737	28.2%	4,580,262	1,248,475	21.4%	3,362,057	2,358,773	1,003,284	29.8%	2,466,680	73%	2,221,489	94%	245,191	24%	-3.0%
LED TV	5,153,636	24.9%	4,445,457	708,179	13.7%	10,569,733	8840058	1,729,675	16.4%	(5,416,097)	-51%	(4,394,601)	-50%	(1,021,496)	-59%	-2.6%
Total	20,667,885	100.0%	16,139,318	4,528,567	21.9%	27,419,974	21,419,974	6,001,316	21.9%	(6,751,405)	-25%	(5,278,656)	-25%	(1,472,749)	-24.5%	0.0%

The Company’s products can be divided into three categories: casual furniture audio, multi-media speakers and LED TV. Furniture audio is the leading selling product of the Company, which accounted for about 46.9% of total sales for the three months ended September 30, 2011. In addition, sales of TV product decreased during the quarter as compared to three months ended September 30, 2010. As a result, total sales for the three months ended September 30, 2011 was $20,667,885 compared to $27,419,290 for the same period in 2010, representing a decrease of $6,751,405 or approximately 25%. The decrease in sales revenue was driven by fewer sales orders received from our customers than in the same quarter last year. The Company also obtained several large sales orders in September 2011, but these sales orders were still under manufacturing as of September 30, 2011 and will be delivered to customers by October 2011.

Sales revenue from furniture audio product decreased from $13.49 million for the quarter ended September 30, 2010 to $9.68 million for the same quarter ended September 30, 2011, representing $3.80 million, or approximately 28% decrease in the third quarter this year as compared to the same quarter last year. In terms of quantity sold, quantity sold of furniture audio products decreased from 1,221,879 units during the quarter ended September 30, 2010 to only 763,278 units sold for the quarter ended September 30, 2011, representing 37.53% decrease. The decrease in furniture audio products during the period was due to decreased sales order received from distributors affected by competitive market environment. The Company’s furniture audio product is primarily exported to U.S and European market through distributors and the quantity sold is affected by the overall economy conditions of these major markets. As the economy conditions in the U.S. and Europe went down, export demand for this product declined, accordingly, sales revenue went down for the quarter ended September 30, 2011 as compared to prior comparative period.

Sales revenue from multi-media speaker product increased from $3.36 million for the quarter ended September 30, 2010 to $5.83 million for the quarter ended September 30, 2011, representing $2.46 million, or approximately 73% increase. The increase is contributed by increased orders of multi-media speaker product from one of the major distributors during the third quarter this year. In terms of quantity sold for multi-media speakers, 502,895 multi-media speakers were sold during the quarter as compared to only 342,320 items sold during the prior comparative period.  Quantity sold increased 46.91% for this product.

Sales revenue from TV product also decreased from $10.57 million for the quarter ended September 30, 2010 to only $5.15 million for the quarter ended September 30, 2011. In terms of quantity sold, 71,443 units were sold in 2010 and only 32,907 items were sold during current quarter, representing 20.58% decrease. The Company just started to produce TV product in May 2010 and as a result, sales revenue for the quarter ended September 30, 2010 climbed as of September 30, 2010 because major distributor Guangdong Guanghong Import and Export Company ordered significant amount of TV products to be distributed to overseas market for the quarter ended September 30, 2010. However, during the quarter ended September 30, 2011, Guanghong reduced its orders on TV products because orders from 2011first two quarters have not been fully distributed and accordingly Guanghong reduced orders on TV product in order to avoid inventory stockpile.

Cost of Sales

Cost of sales for the quarter ended September 30, 2011 was $16,139,318 as compared to $21,417,974 for the same quarter last year, a decrease $5,278,656, or approximately 25%, especially the decrease in sales revenue of both TV product and furniture audio product, which led to decrease in cost of revenue related to these product categories. Cost of sales on multi-media product increased $2.22 million because 160,575 more items were sold for this product during the quarter ended September 30, 2011, which led to more cost of sales were allocated on this product. However, as quantity sold for furniture audio and TV products decreased, cost of sales related to these two product sales decreased accordingly.  Cost of sales on furniture audio product was $7.11 million for the quarter ended September 30, 2011 as compared to $10.22 million for prior comparative period, representing $3.11 million decrease; cost of sales on TV product decreased $4.40 million when comparing the same quarter in 2010.

Gross Profit

Total gross profit for the three months ended September 30, 2011 was $4,528,567 (or 21.9% of revenue) as compared to $6,001,316 (or 21.9% of revenue) for the same quarter in 2010, a decrease of $1,472,749, or approximately 25%. The decrease of our gross profit was driven by the overall decrease in our sales revenue. In terms of product category sales, gross profit margin on furniture audio product, multi-media speaker and TV product was 26.6%, 21.4% and 13.7%, respectively.

The following table summarizes the gross profit by product categories:

	For the three months ended September 30,
Gross profit	2011	2010	Increase (Decrease)	% change
Multi-media speaker	1,248,475	1,003,284	245,191	24.4%
Furniture audio	2,571,914	3,268,356	(696,442)	(21.3%)
TV product	708,179	1,729,675	(1,021,496)	(59.1%)
Total	4,528,568	6,001,315	(1,472,747)	(24.5%)

Selling, General and Administrative Expense

The Company’s selling and distribution expenses include: Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with showroom or exhibits; salary and commission paid to sales representatives; and shipping fees incurred to deliver the sales orders to customers

Selling expense for the quarter ended September 30, 2011 was $205,717 as compared to $212,779 for the same quarter in 2010, a decrease of $7,062, or approximately 3.32%. The decrease is associated with lower amount of advertising expense incurred to promote the sales of our TV products than in prior comparative period.

General and administrative expense for the quarter ended September 30, 2011was $468,643 compared to $507,006 for the same period in 2010, representing a decrease of $38,363, or approximately 7.57%. Most of the general and administrative expense incurred during the quarter ended September 30, 2011 was consulting and professional fees paid to U.S. attorney, auditor and other service providers in connection with the Form S-1 filing and amendment and settle the litigation between the Company and CCG Investor Group, the Company also incurred certain  expenses in newly formed subsidiary Henan AIVtech with regard the registration and application for the land use right.

Change in Fair Value of Warrants

The Company issued warrants to investors and placement agents in connection with the private placement offering on December 29, 2010. These warrants are marked to market at each reporting period. The Company determined the fair value of the warrants at December 29, 2010, the date of the issuance was $1.40 per share. The Company determined the fair value of the warrants at September 30, 2011 was $0.43 per share. Since the fair value of the warrants liability decreased, we recorded a gain of $178,748 to reflect the change in the fair value of the warrants for the three months ended September 30, 2011. There were no warrants issued or outstanding for the same period in 2010.

Income Taxes

Income tax expense for the three months ended September 30, 2011 was $590,686 as compared to $720,648 for the same quarter last year, representing a decrease of $129,962 or 18%. The decrease was mainly due to the decreased sales revenue and taxable income for the period indicated.

Net Income

Net income for the three months ended September 30, 2011 was $3,465,617 as compared to $4,561,572 for the same quarter last year, a decrease of $1.1 million, or 24.0%. The decrease in net income was primarily due to decreased sales revenue in the third quarter of 2011.

Results of Operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

The following table presents certain information from the condensed consolidated statement of operations of AIVtech International Group Co. for the nine months ended September 30, 2011 and 2010.

	2011	2010	change	%change
Net sales	$54,426,551	$56,101,695	(1,675,144)	-2.99%
Cost of sales	(42,419,946)	(42,644,943)	224,997	-0.53%
Gross profit	12,006,605	13,456,752	(1,450,147)	-10.78%

Operating expenses
Selling expense	(634,199)	(505,973)	(128,226)	25.34%
General administrative expenses	(1,571,605)	(1,366,649)	(204,956)	15.00%
Total operating expenses	(2,205,804)	(1,872,622)	(333,182)	17.79%

Income from Operations	9,800,801	11,584,130	(1,783,329)	-15.39%

Other income (expenses)
Change in fair value of warrants liability	170,201	-		100.00%
Interest income	49,570	12,933	36,637	283.28%
Interest expenses	(22,807)	(11,362)	(11,445)	100.73%
Total other income (expense)	196,964	1,571	195,393	12437.49%

Income before income tax	9,997,765	11,585,701	(1,587,936)	-13.71%
Provision for Income taxes	(1,530,232)	(1,471,624)	(58,608)	3.98%
Net income	8,467,533	10,114,077	(1,646,544)	-16.28%

The following table sets forth the breakdown of our revenue, cost of sales, and gross profit by product category for the nine months ended September 30, 2011 and 2010, respectively:

	For the nine months ended
	September 30, 2011					September 30, 2010				Increase(decrease)
Product categories	Revenue	%	Cost of sales	Gross profit	Gross profit %	Revenue	Cost of sales	Gross profit	Gross profit %	Revenue		Cost of sales		Gross profit		Gross profit %
										Amount	%	Amount	%	Amount	%	%
Furniture audio	$25,698,064	47.2%	$19,346,643	$6,351,421	24.7%	$36,522,924	$26,973,227	$9,549,697	26.1%	$(10,824,860)	-29.6%	$(7,626,584)	-28.3%	$(3,198,276)	-33.5%	-1.4%
Multi-media speaker	14,149,588	26.0%	10,627,986	3,521,602	24.9%	7,766,127	5,716,296	2,049,831	26.4%	6,383,461	82.2%	4,911,690	85.9%	1,471,771	71.8%	-1.5%
LED TV	14,578,899	26.8%	12,445,317	2,133,582	14.6%	11,812,644	9955421	1,857,223	15.7%	2,766,255	23.4%	2,489,896	25.0%	276,359	14.9%	-1.1%
Total	$54,426,551	100.0%	$42,419,946	$12,006,605	22.1%	$56,101,695	$42,644,944	$13,456,751	24.0%	$(1,675,144)	-3.0%	$(224,998)	-0.5%	$(1,450,146)	-10.8%	-1.9%

The Company’s products can be divided into three categories: casual furniture audio, multi-media speakers and LEDTV. Furniture audio is the leading selling product of the Company, which accounted for about 47% of total sales for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, the Company received fewer sales orders than in prior comparative period.  As a result, total sales for the nine months ended September 30, 2011 was $54,426,551, as compared to $56,101,695 for the same period in 2010, a decrease of $1,675,144 or approximately 3%.

Sales revenue from furniture audio product for the nine months ended September 30, 2011 was $25.70 million as compared to $36.52 million for the same period last year, a decrease $10.82 million, or approximately 30%. The decrease in furniture audio products during the period was due to decreased sales order received from major distributors, also affected by competitive market environment. The Company’s furniture audio product is primarily exported to U.S and European market through distributors and the quantity sold is affected by the overall economy conditions and customer demands of these major markets. As the economy conditions in the U.S. and Europe went down, export demand for this product declined accordingly. As a result, the Company’s sales revenue from this product category declined.

Sales revenue from multi-media speaker product for the nine months ended September 30, 2011 was $14.15 million as compared to $7.77 million for the same period last year, an increase $6.38 million, or approximately 82%. The increase is contributed by increased quantity sold from 822,938 unit sold for the nine months ended September 30, 2010 to 1,263,873 units sold during the nine months ended September 30, 2011.

Sales revenue from TV product for the nine months ended September 30, 2011 was $14.58 million as compared to $11.81 million for the same period of last year, an increase of $2.77 million, or approximately 23%. The Company just started TV production in May 2010 and began to sell TV product in June 2010. As a result, total 79,443 sets of TV product have been sold during the nine months ended September 30, 2010 as compared to 94,195 sets of TV product have been sold for the nine months ended September 30, 2011, corresponding quantity sold increased 18.57%.

For the upcoming fourth quarter ended December 31, 2011, we anticipate a positive sales trend which will lead to an increase in our sales revenue due to due to our high product quality, more variety of product choice to target different customers, relatively stable unit sales price and more sales orders from customers.

Cost of Sales

Total costs of sales for the nine months ended September 30, 2011 was $42,419,946 as compared to $42,644,943 for the same period in 2010, a decrease of $224,997, or approximately 1%. The Company's cost of goods sold primarily consisted of raw materials costs, direct labor costs and overhead costs. These costs are accumulated in a cost pool allocating to finished goods, and only transferred out as Cost of sales when finished goods are sold to customers. The decrease in cost of revenue was primarily affected by decreased sales of furniture audio product which led to less cost to be allocated, offset by increased sales of TV product which normally has higher cost and lower profit margin than the Company’s other product category. Normally, cost of sales for TV product is higher than our other two categories of product due to higher production cost, especially higher raw material cost per unit. And the production costs and cost of sales per unit for our multimedia speaker and audio furniture products are within a relative stable range.

Gross Profit

Gross profit for the nine months ended September 30, 2011 was $12.01 million (or 22.1% of revenue) as compared to $13.46 million (or 24% of revenue) for the same period in 2010, a decrease of $1.45 million, or approximately 10.8%. The decrease is driven by the overall decrease in sales revenue for the nine months ended September 30, 2011. In terms of product category sales, for the nine months ended September 30, 2011, total of 94,195 units of TV product have been sold as compared to only 79,443 units sold in the same period of 2010.  The company began to produce TV from June 2010, the production cost for TV product are higher than other product categories and  gross profit margin for this new product is lower than other mature products, which resulted an offset to the overall gross profit margin. For the nine months ended September 30, 2011, our gross profit margin on furniture audio product, multi-media speaker and TV product was 24.7%, 24.9% and 14.6%, respectively.

The following table summarizes the gross profit by product categories:

	For the nine months ended September 30,
Gross profit	2011	2010	Increase (Decrease)	% change
Multi-media speaker	3,521,602	2,049,831	1,471,771	71.8%
Furniture audio	6,351,422	9,549,697	(3,198,275)	(33.5%)
TV product	2,133,582	1,857,223	276,359	14.9%
Total	12,006,606	13,456,751	(1,450,145)	(10. 8%)

Selling, General and Administrative Expense

Our selling and distribution expenses included advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showroom or exhibits; salary and commission paid to sales representatives, and shipping fees incurred to deliver the sales orders to customers

Selling expense for the nine months ended September 30, 2011 was $634,199 as compared to $505,973 for the same period in 2010, an increase of $128,126, or approximately 25.3%. The increase is associated with higher advertising expense to promote the sales of our TV products than in prior comparative period. Total advertising and promotion expense amounted to $17,246 for the nine months ended September 30, 2011. In addition, the Company incurred more product testing and sampling expenses than in prior comparative period. Total product testing and sampling expense increased $73,309 for the nine months ended September 30, 2011 as compared to prior comparative period.

General and administrative expense for the nine months ended September 30, 2011 was $1,571,605 as compared to $1,366,649 for the same period in 2010, an increase of $204,956, or approximately 15%. The increase is associated with the general and administrative expenses incurred on our newly formed subsidiary Henan AIVtech, plus increased legal and accounting fees in connection with Form S-1 filing and amendment. The increase in our general and administrative expense was also affected by $76,865 settlement payment paid to CCG Investor Group for service provided during prior year. After the Company made the payment to CCG, CCG withdrew the lawsuit filed with U.S. Court in September 2011.

Interest Income and Interest Expense

The interest income and interest expenses for the nine months ended September 30, 2011 were $49,570 and $22,123, as compared to $12,933 and $11,362 for the same period of last year, an increase of $36,637 and $10,761, or approximately 283% and 95%, respectively. The increased interest expenses is mainly due to our short term borrowing of RMB 6 million (approximate to $913,385) from Shenzhen Top Finance Guaranty Investment Inc in order to pay the registered capital of newly formed subsidiary AIVtech-Henan. The loan was repaid in full with interest expenses amounted $16,838 on June 27, 2011.

Change in Fair Value of Warrants

The Company issued warrants to investors and placement agents in connection with the private placement offering on December 29, 2010. These warrants are marked to market at each reporting period. The Company determined the fair value of the warrants at December 29, 2010, the date of the issuance was $1.40 per share. The Company determined the fair value of the warrants at September 30, 2011 was $0.43 per share. Since the fair value of the warrants liability decreased, we recorded a gain of $170,201 to reflect the change in the fair value of the warrants in earnings for the nine months ended September 30, 2011. There were no warrants issued or outstanding for the same period in 2010.

Income Taxes

Income tax expense for the nine months ended September 30, 2011 was $1,530,232 as compared to $1,471,624 for the same period last year, an increase of $58,608 or approximately 4.0%. The slightly increase was primarily affected by the exchange rate fluctuation used to convert the Company’s functional currency Chinese Renminbi into our reporting currency US dollar.

Net Income

Net income was $8,467,533 for the nine months ended September 30, 2011 as compared to $10,114,077 for the same period of 2010, a decrease of $1,646,544, or approximately 16.28%. The decrease in net income was primarily due to decreased sales revenue, increased cost of sales and increased operating expenses for the period indicated.

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

At September 30, 2011 and December 31, 2010, our cash and cash equivalents was $18,060,314 and $7,079,221, respectively. Our principal sources of liquidity were cash generated from our operating activities, short-term borrowings, and cash received from the equity financing under private placement. Our working capital as of September 30, 2011 was approximately $20,514,687, current assets totaled $29,761,665 and current liabilities were $15,042,070. The components of the $10,981,093 increase in our cash and cash equivalents are reflected below.

	For the nine months ended September 30,
	2011	2010
Net cash provided by operating activities	$8,441,002	$3,142,676
Net cash used in investing activities	(4,263,066)	(180,421)
Net cash provided by (used in) financing activities	7,036,231	(3,566,457)
Effects of exchange rates on cash	126,926	98,593
Net change in cash	$10,981,093	$(505,609)

Net Cash provided by Operating Activities

For the nine months ended September 30, 2011, our net cash provided by operating activities was $8,441,002, including the following:

1)
The increase in accounts payable of $3.4 million primarily due to increased purchasing of materials on account for the period indicated. The Company purchased RMB 38.5 million of raw materials and components on account  during the second quarter ended June 30, 2011 and put such purchases into production, in order to fulfill the sales orders to be delivered to customers in August, 2011. These outstanding accounts payables have not been fully paid to the suppliers because vendor’s invoices have not been received or processed as of September 30, 2011 based on the terms of the purchase contract. The increase in accounts payables was in line with the increase in WIP inventory.

2)
The increase in accounts receivable of $3.05 million primarily due to our increased credit sales of our products to customers during the June to September period. We grant credit to customers with good credit standings with a maximum term of 90 days. There were no events or other factors that led us to believe the outstanding account receivables were uncollectible.

3)
The increase in inventory of $474,884 because we purchased certain materials and components and used them in our production in order to fulfill several sales orders to be delivered to our customer in October 2011.

Net Cash used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011amounted to $4,623,066, primarily included $4,617,700 deposit for land use right. As of September 30, 2010, our subsidiary Henan AIVtech paid RMB 30 million (approximately $4,617,700) to local government as land use right deposit. Henan AIVtech currently has no operations but will start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected by the end of December 2011.

Net Cash provided by Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2011 amounted to $7,036,231. We received $7.4 million net proceeds in January 2011 from a private placement offering filed on December 29, 2010. In addition, we borrowed RMB 6 million (approximately $0.9 million) from a related party Shenzhen Top financing Company and used the amount to invest in Henan AIVtech as 60% paid-in capital on March 25, 2011and repaid all amounts on June 27, 2011. We also repaid RMB 2 million short-term borrowings from the related party Shenzhen Top financing Company when the loan expired on February 25, 2011. Also, on June 30, 2011, we repaid RMB 5 million (approximately $769,617) to a third party Dongguan Shilong Industrial Company. As a result, as of September 30, 2011, we did not have any long-term loan outstanding.

During the nine months ended September 30, 2011, we received RMB 4 million cash (approximately $608,923) contributed by a minority shareholder and invested this amount to pay the registered capital for our new subsidiary AIVtech-Henan, located in Henan province of China. Our new subsidiary AIVtech-Henan was formed by AIVtech-Shenzhen and minority shareholder Mr. Guo Jinlin, with total paid-in capital of RMB 10 million, of which 60% was contributed by AIVtech-Shenzhen.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months.

Our operating subsidiaries are primarily operated in PRC.

As of September 30, 2011 and December 31, 2010, our loan arrangements are indicated as follows:

	June 30, 2011	December 31, 2010
Long-term loan	-	757,311
Due to related parties	266,242	529,166
Total	$266,242	$1,286,477

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

On March 25, 2011, Dongguan AIVtech entered into an loan agreement with Shenzhen Top Finance Guaranty Investment Inc., to borrow RMB 6 million (approximate to $913,385) to pay the registered capital of newly formed subsidiary Henan AIVtech. The loan was repaid in full on June 27, 2011.

Shenzhen Top Finance Guaranty Investment Inc. is one of the major shareholders of the Company, and owns 10.38% of the total issued and outstanding common shares of the Company. As of September 30, 2011, total related party borrowings from Shenzhen Top Finance Guaranty Investment Inc. amounted to $220,907.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or any special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation we believe that our disclosure controls and procedures were not effective as of September 30, 2011, based on the material weakness described below:

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

In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP.  We also established an audit committee in September 2010. Despite the above steps we took to remediate the material weakness, we believe our disclosure controls and procedures were still not effective as of September 30, 2011. We intend to take steps to improve our internal audit staff so that the staff will become familiar with both US GAAP and establish effective internal controls.  We anticipate that, because of the need to hire and train qualified accounting personnel, we will continue to use an independent consultant to assist us in preparing our financial statements in accordance with US GAAP.

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

PART II – OTHER INFORMATION

Item 5. Other Information.

As disclosed in the current report on Form 8-K that filed on December 31, 2010, we closed a private placement on December 29, 2010 by entering subscription agreements with certain investors.

On June 29, 2011, we entered into agreements with the investors pursuant to which extended the Form S-1 required effective date from June 30, 2011 to September 30, 2011. On September 28, we entered into agreements with the investors pursuant to which extended the Form S-1 required effective date from September 30, 2011 to December 31, 2011.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIVTECH INTERNATIONAL GROUP CO.

Date: November 14, 2011	By:	/s/ Jinlin Guo
Jinlin Guo
President, Chief Executive Officer and Chairman of the Board of Directors
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Yilin Shi
Yilin Shi
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)