Form 10-Q/A
period 2011-03-31
AIVTECH INTERNATIONAL GROUP CO.
filed 2011-12-12
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

Explanation Note

AIVtech International Group Co. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 16, 2011 to amend the Condensed Consolidated Statements of Cash Flows and certain disclosures in our management’s disclosure and analysis section. This amendment was filed to reflect the reclassification of capital contribution invested in non-controlling interest from investing activities to financing activities on the cash flows statements. However, the reclassification has no impact on the balance sheets and income statements for the period presented.

Other than the correction of the error described above, all other information in our original Form 10-Q remains unchanged. For the convenience of the reader, this amendment includes, in its entirety, those items in our original filing not being amended. Except for the changes, this Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our report, if any.

AIVTECH INTERNATIONAL GROUP CO.

FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II-- OTHER INFORMATION

Item 6.	Exhibits	18

SIGNATURE

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIVtech International Group Co.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4 - 11

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$14,812,649	$7,079,221
Restricted cash	388,087	-
Accounts receivable	5,503,015	7,192,694
Other receivable and pre paid expense	2,869,243	198,553
Inventories	5,546,116	571,602
VAT tax recoverable	600,695	-
Total current assets	29,719,805	15,042,070
Property and equipment net	1,072,599	1,127,334
TOTAL ASSETS	$30,792,404	$16,169,404

LIABILITIES AND STOCKTIOLDERS’ EQUITY
CURRENT LIABILITIES
Account parables and accrued expense	$6,241,424	$962,099
Taxes payable	438,218	785,636
Due to related parties	1,139,622	529,166
Dividend payable	3,948,125	3,948,125
Warrants liability	176,345	299,492
Total current liabilities	11,943,734	6,524,518
Long term loan	-	757,311
TOTAL LIABILITIES	11,943,734	7,281,829

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock $.001 par value 75,000,000 shares authorized, 22,515,334 and 22,513,334 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively	22,515	22,513
Additional paid-in capital	7,604,455	7,566,593
Stock subscription receivable	-	(7,540,002)
Statutory reserve	482,377	482,377
Retained earnings	8,378,116	6,773,472
Accumulated other comprehensive income	808,938	737,196
Total AIVTECH Stockholders' equity	17,296,401	8,042,149
Non-controlling interest	1,552,269	845,426
Total equity	18,848,670	8,887,575
TOTAL LIABILITIES AND EQUITY	$30,792,404	$16,169,404

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

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,702,564	$3,876,020
Adjustments to reconcile net income to net cash used in Operating activities:
Depreciation	63,288	42,033
Stock issued for services	4,000	-
Changes in fair value of warrants liability	(123,147)	-
Changes in assets and liabilities:
Restricted cash	(387,508)	-
Accounts receivable	1,723,609	(14,818,721)
Other receivable and prepaid expense	(2,665,700)	(4,807,169)
VAT tax recoverable	(599,799)	-
Inventories	(4,964,196)	4,791,806
Account payables and accrued expenses	5,438,432	10,014,868
Taxes payable	(350,881)	212,856
Net cash used in operating activities	(159,338)	(688,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(2,922)	-
Net cash used in investing activities	(2,922)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in loan	(760,019)	732,504
Due to related parties	607,983	(17,939)
Capital contribution invested in non-controlling interest	608,923	-
Net proceeds from stock subscriptions	7,403,341
Dividends paid	-	(5,609)
Net cash provided by financing activities	7,860,228	708,956

Effect of exchange rate changes on cash	35,460	(3,346)

Net change in cash	7,733,428	17,303

Cash, beginning of period	7,079,221	3,605,741
Cash, end of period	$14,812,649	$3,623,044

Supplemental disclosures of cash flow information
Income taxes paid	$237,402	$297,582
Interest paid	$5,130	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – ORGANIZATION

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

Note 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has reclassified and restated certain line items on the 2009 consolidated financial statements, which has no impact on its interim condensed consolidated statements of income and comprehensive income, but impact the corresponding line items on its condensed consolidated statements of cash flows for the three months ended March 31, 2010.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 4 – RESTRICTED CASH

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

Note 5 – INVENTORIES

As of March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials and supplies	$310,807	$322,935
Work in process	4,913,533	-
Finished goods	321,776	248,667
Totals	$5,546,116	$571,602

Note 6 – RELATED PARTY TRANSACTIONS

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

Note 7 – LONG-TERM LOAN

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

Note 8 – DIVIDEND PAYABLE

Pursuant to the Share Exchange Agreement in connection with the reverse acquisition on May 12, 2010, the Company acquired all of the outstanding shares of AIVtech from the AIVtech Shareholders. In addition to the 10,375,000 common stock issued to AIVtech shareholders, the Company also agreed to pay cash of $3,948,125, evidenced by a non-interest bearing promissory note, to AIVtech Shareholders within 12 months after the closing of the transaction. The payment has been accounted for as dividend distribution to shareholders. On May 10, 2011, the Company entered into an agreement with former AIVtech shareholders to extend the dividend payment date to May 12, 2012. (see Note 15. Subsequent Event)

Note 9 – TAXES

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

Note 10 – WARRANTS

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

Note 11 – EARNINGS PER SHARE

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

Note 12 – REGISTRATION RIGHTS AGREEMENT

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

Note 13 – STOCK-BASED COMPENSATION

Pursuant to the agreement signed between the Company and its independent director on August 23, 2010, the Company issue 2,000 shares of common stock, par value of $0.001 on March 31, 2011 to the director for services rendered.  The fair value of compensation expense was determined to be $4,000 based on the closing price of the Company’s common stock traded at $2 on March 31, 2011.

Note 14 – NON-CONTROLLING INTEREST

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

Note 15 – CONCENTRATIONS

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

Note 16 – SUBSEQUENT EVENT

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

Sales

The following table sets forth the breakdown of our revenue, cost of sales, and gross profit by product category for the three months ended March 31, 2011 and 2010, respectively:

	For the three months ended
	March 31,2011				March 31, 2010				Increase (decrease)
Product categories	Revenue	Cost of sales	Gross profit	Gross profit	Revenue	Cost of sales	Gross profit	Gross profit	Revenue		Cost of sales		Gross profit		Gross profit %
									Amount	%	Amount	%	Amount	%	%
Furniture audio	5,354,079	4,015,553	1,338,526	25%	16,002,120	11,851,123	4,150,997	26%	(10,648,041)	-67%	(7,835,570)	-66%	(2,812,471	-68%	-1%
Multi-media speaker	3,148,286	2,354,842	793,444	25%	3,035,353	2,125,037	910,315	30%	112,933	4%	229,805	11%	(116,871)	-13%	0%
LED TV	2,920,179	2,482,650	437,529	15%	—		—		2,920,179	100%	2,482,650	100%	437,529	100%	15%

Total	11,422,544	8,853,045	2,569,499	22%	19,037,473	13,976,160	5,061,313	27%	(7,614,929)	-40%	(5,123,115)	-37%	(2,491,814)	-49%	-4%

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

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net cash used by operating activities	$(159,338)	$(688,307)
Net cash used in investing activities	(2,922)	-
Net cash provided by financing activities	7,860,228	708,956
Effects of exchange rates on cash	35,460	(3,346)
Net change in cash	$7,733,428	$17,303

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

Net Cash used in Investing Activities

Net cash used in investing activities amounted to $2,922 for the three months ended March 31, 2011, representing purchase of property and equipment in the same amount.

There was no cash used in investing activities for the same period of 2010.

Net Cash provided by Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2011 amounted to $7,860,228, primarily because we received $7.4 million net proceeds from a private placement offering on December 29, 2010. In addition, we borrowed RMB 6 million (approximate to $0.9 million) from a related party Shenzhen Top financing Company and used the amount to invest in Henan AIVtech as 60% paid-in capital, by the meantime, we repaid RMB 2 million short-term borrowings from the same related party when the loan expired on February 25, 2011, total net borrowings from Shenzhen Top Financing Company amounted to RMB 4 million (equivalent to $607,983). Also, on March 31, 2011, we repaid RMB 5 million (equivalent to $760,019) long-term loan back) to a third party Dongguan Shilong Industrial Company. Furthermore, during the three months ended March 31, 2011, we received RMB 4 million cash (approximate to $608,923) contributed by a minority shareholder and invested this amount to pay the registered capital for our new subsidiary Henan AIVtech, located in Henan province of China. Our new subsidiary Henan AIVtech was formed by Shenzhen AIVtech and minority shareholder Mr. Guo Jinlin, with total paid-in capital of RMB 10 million, of which 60% was contributed by Shenzhen AIVtech. We plan to construct our own manufacturing plant in Henan province once the land use right application has been approved by local government, which is expected to be in May 2011.

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

•	insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;
•	incorrect classification of non-controlling interest in the cash flows statement;
•	lack of competent financial management personnel with appropriate accounting knowledge and training;
•	insufficient controls over our period-end financial close and reporting processes; and
•	ineffective controls over the accounting for acquisitions.

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

A copy of the agreement is included as Exhibit 10.1 to this quarter report and is hereby incorporated by reference.

Effective May 16, 2011, our ticker symbol as quoted on the OTC Bulletin Board will be changed from “ECOH” to “AIVI.”

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Agreement between the Company and the former shareholders of AIVtech Holding (Hong Kong) Limited (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(1) Incorporated herein by reference to the quarter report on Form 10-Q filed on May 16, 2011.
* filed herein.
** furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIVTECH INTERNATIONAL GROUP CO.

Date: December 12, 2011	By:	/s/ Jinlin Guo
Jinlin Guo
President, Chief Executive Officer and Chairman of the Board of Directors

Date: December 12, 2011	By:	/s/ Yilin Shi
Yilin Shi
Principal Financing Accounting and Chief Financial Officer