Form 10-Q/A
period 2011-06-30
AIVTECH INTERNATIONAL GROUP CO.
filed 2011-12-16
CIK 1471302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 2)

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

Explanatory Note

AIVtech International Group Co. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment No. 2”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 22, 2011 and subsequently amended on September 13, 2011 to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T, to amend the Condensed Consolidated Statements of Cash Flows and certain disclosures in our management’s disclosure and analysis section. The amendment was filed to reflect the reclassification of capital contribution invested in non-controlling interest from investing activities to financing activities on the cash flows statements. However, the reclassification has no impact on the balance sheets and income statements for the period presented.

Other than the correction of the error described above, all other information in our original Form 10-Q remains unchanged. For the convenience of the reader, this amendment includes, in its entirety, those items in our original filing not being amended. Except for the changes, this Amendment No. 2 continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the SEC subsequent to the filing of our report, if any.

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

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

AIVTECH INTERNATIONAL GROUP CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,001,916	$5,552,506
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation	90,942	82,441
Stock issued for service	4,000	-
Changes in fair value of warrants liability	8,547	-
Changes in assets and liabilities :
Accounts receivable	(1,677,097)	(1,810,970)
Other receivable and prepaid expense	116,809	(149,869)
VAT tax recoverable	(167,290)	755,391
Inventories	(5,044,401)	3,337,340
Account payables and accrued expenses	5,505,908	(3,487,239)
Taxes payable	98,550	(190,078)
Net cash provided by operating activities	3,937,884	4,089,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(4,835)	(138,619)
Deposit for land use right	(4,588,359)	-
Net cash used in investing activities	(4,593,194)	(138,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment of) loan	(764,726)	734,822
Capital contribution invested in non-controlling interest	608,923	-
Due to related parties	(230,427)	9,224
Net proceeds from stock subscriptions	7,403,341	-
Dividends paid	-	(4,392,643)
Net cash provided by (used in) financing activities	7,017,111	(3,648,597)

Effect of exchange rate changes on cash	161,150	20,008

Net change in cash	6,522,951	322,314

Cash and cash equivalent, beginning of period	7,079,221	3,605,741
Cash and cash equivalent, end of period	$13,602,172	$3,928,055

Supplemental disclosures of cash flow information
Income taxes paid	$527,100	$938,869
Interest paid	$22,476	$6,327

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

Note 7 – DEPOSIT FOR LAND USE RIGHT

In connection with the formation of a new subsidiary Henan AIVtech, in March 2011, the Company entered into an agreement with Henan Xinyang local government to obtain a land use right lease for 50 years, on which a new manufacturing plant will be built. The Company is required to pay total of RMB 66.7 million for this parcel of land, payable in two installment payments. The first installment payment of RMB 30 million was required to be paid before May 2011 and the remaining amount will be paid in March 2013 when the construction work of the new manufacturing plant is expected to be fully completed.  On May 17, 2011, the Company paid RMB 30 million (equivalent to $4,641,498) to Henan Xinyang Department of Financing as deposit for land use right.  As of June 30, 2011, the land use right application has not been approved by local government due to complicated approval procedure. The Company expects to obtain the Certificate of Land Use Right by the end of August 2011.

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

The parent Company AIVtech International Group Inc (formerly Ecochild Inc.) was incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $160,238 as of June 30, 2011, which are available to reduce future years’ taxable income. These carry forwards will expire in 2030. However, due to the change in control resulting from the reverse acquisition in 2010 which limits the amount of loss to be utilized each year, management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of June 30, 2011.

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

	For the six months ended June 30,
	2011	2010
Net cash provided by operating activities	$3,937,884	$4,089,522
Net cash used in investing activities	(4,593,194)	(138,619)
Net cash provided by (used in) financing activities	7,017,111	(3,648,597)
Effects of exchange rates on cash	161,150	20,008
Net change in cash	$6,522,951	$322,314

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

Net Cash used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 amounted to $4,593,194 primarily included purchase of property and equipment of $4,853 and a deposit for land use right of $4,588,359. In connection with our formation of a new subsidiary AIVtech-Henan in Henan province of China, we have paid RMB 30 million (approximate to $4,588,359) to local government as land use right deposit. AIVtech- Henan currently has no operations but will start to construct a manufacturing plant in Henan province once local government approves the land use right, which is expected in August 2011.

Net cash used in investing activities amounted to $138,619 for the six months ended June 30, 2010, representing purchase of property and equipment in the same amount.

Net Cash provided by Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2011 amounted to $7,017,111. We received $7.4 million net proceeds from a private placement offering on December 29, 2010. In addition, we borrowed RMB 6 million (approximate to $0.9 million) from a related party Shenzhen Top financing Company and used the amount to invest in AIVtech-Henan as 60% paid-in capital on March 25, 2011and repaid all amounts on June 27, 2011. We also repaid RMB 2 million short-term borrowings from the related party Shenzhen Top financing Company when the loan expired on February 25, 2011. Also, on June 30, 2011, we repaid RMB 5 million (equivalent to $764,726) to a third party Dongguan Shilong Industrial Company. Furthermore, during the six months ended June 30, 2011, we received RMB 4 million cash (approximate to $608,923) contributed by a minority shareholder and invested this amount to pay the registered capital for our new subsidiary Henan AIVtech, located in Henan province of China. Our new subsidiary Henan AIVtech was formed by Shenzhen AIVtech and minority shareholder Mr. Guo Jinlin, with total paid-in capital of RMB 10 million, of which 60% was contributed by Shenzhen AIVtech. We plan to construct our own manufacturing plant in Henan province once the land use right application has been approved by local government, which is expected to be in August 2011.

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

•	insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures;
•	lack of competent financial management personnel with appropriate accounting knowledge and training;
•	incorrect classification of non-controlling interest in the cash flows statement;
•	insufficient controls over our period-end financial close and reporting processes; and
•	ineffective controls over the accounting for acquisitions.

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

AIVTECH INTERNATIONAL GROUP CO.

Date: December 16, 2011	By:	/s/ Jinlin Guo
Jinlin Guo
President, Chief Executive Officer and Chairman of the Board of Directors

Date: December 16, 2011	By:	/s/ Yilin Shi
Yilin Shi
Principal Financing Accounting and Chief Financial Officer