Form 10-K
period 2019-12-31
Kemiao Garment Holding Group
filed 2020-03-20
CIK 1471302

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 11, 2020, there were 62,942 shares outstanding of the registrant’s common stock.

KEMIAO GARMENT HOLDING GROUP

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “SHOULD,” “PLAN,” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, PLANNED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ii

PART I

ITEM 1. Business

Description of Business

The Company was organized under the laws of the State of Nevada on December 18, 2007 under the name of Ecochild Inc. The Company engaged in the design and manufacturing of furniture audio series, multimedia speakers, and LED business in China.

On May 21, 2010, the Company changed its name to Aivtech International Group Co. In March 2011, the Company’s formed a new subsidiary, Henan AIVtech Technology Company, Ltd., Henan AIVtech had no operations.

Business operations for Aivtech International Group Co and its subsidiaries were abandoned by former management and a custodianship action was commenced in 2016.

On December 24, 2018, the Custodian entered into a Stock Purchase Agreement with World Capital Holding, Ltd., whereby World Capital Holding, Ltd. purchased 40,000,000 shares of restricted common stock. These shares represent the controlling block of stock.

On May 16, 2019, the Company changed its name from Aivtech International Group Co. to Kemiao Garment Holding Group (“Kemiao”). The Company will be in the business of technology integration and ecology.

Kemiao is focused on creating two prongs of business development (the “Business Combination”). First, we are a clothing platform that connects the whole of the clothing chain industry. This includes the chain of development, design, production and sales. Secondly, we incorporate the agriculture platform in which we integrate the entire agriculture process, from control of planting and procurement through the sale of the product. The Company intends to acquire private corporations that are involved in IT apparel platform, fashion manufacturing industry, IT agriculture platform, and agriculture production industry, that are organized under the laws of the Republic of China. Upon consummation, the Company, through its wholly-owned subsidiaries, will be involved in manufacturing, R&D, sales, and service in fashion related industry.

Subject to available capital, the Company intends to invest in and form joint ventures in the following areas of clothing and agriculture:

Clothing

•	Use of high-grade fabrics
•	Manufacturing
•	Build platforms in the following areas:
•	Marketing and Social Media
•	Supply chain software
•	Mobile apps

Agriculture

•	Owning land under cultivation
•	Contract farming under cultivation
•	Build platforms in the following areas:
•	Marketing and Social Media
•	Supply chain software
•	Mobile apps
•	Agriculture extraction, processing and packaging

The Company intends to implement its business plan through acquisitions. As of the time of this filing, the Company has not identified any potential acquisitions.

In light of the current health concerns, the Company also intends to entrust manufacturers in China to produce and sell secondary medical equipment such as N95 masks and protective clothing.

Competition

Our company competes in both the clothing and agriculture spaces, include professional growers and sellers of products and services dedicated to the regulated agriculture industry, including the cultivation, manufacturing, processing, retail sales, Social Media and platform competition. We compete in markets where clothing fashion and agriculture is regulated. The quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes. We believe that diligently establishing and expanding our business combination on new platforms will establish us in an already established industry. Additionally, we expect that establishing our product offerings on new platforms are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our future operations and results.

We compete in the retail clothing market; this will be accomplished through the acquisition of companies that design and manufacture both adult and children’s clothes. The National General Safety Technical Code for Textile Products developed safety regulations for textiles sold in China. These regulations include testing and compliance to assure our clothes and decorative textiles sold in China meet the industry standard requirements to control hazardous substances in textile products, improve textile product quality, ensure people's basic safety and health and to enforce the general safety and technical specifications.

We also compete in the agriculture market; this will be accomplished through the acquisition of companies that practice farming, including the growing of crops and the rearing of animals to provide food, wool, and other products. The agriculture industry is regulated by the Ministry of Agriculture and Rural Affairs of the People’s Republic of China. The regulations include testing for overuse of pesticides, testing for harmful or poisonous substances in excess of the prescribed standards in animals and fish, and testing of water used for agricultural production and the solid wastes used as fertilizers.

Compliance with these standards will increase development costs and the cost of products sold in the retail market. In turn, we may not be able to meet the competitive price point dictated by the market and our competitors.

Employees

As of December 31, 2019, we had one officer and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows and our prospects could be harmed. In that event, the price of our securities could decline, and you could lose part or all of your investment

Our officers and directors reside outside the United States, investors may have limited legal recourse against them including difficulties in enforcing judgments made against them by U.S. courts. There is neither treaty nor any reciprocal arrangement between China and the United States regarding recognition or enforcement of civil judgments.

Resale limitations of Rule 144(i) on your shares.

According to the Rule 144(i), Rule 144 is not available for the resale of securities initially issued by either a reporting or non-reporting shell company. Moreover, Rule 144(i)(1)(ii) states that Rule 144 is not available to securities initially issued by an issuer that has been “at any time previously” a reporting or non-reporting shell company. Rule 144(i)(1)(ii) prohibits shareholders from utilizing Rule 144 to sell their shares in a company that at any time in its existence was a shell company. However, according to Rule 144(i)(2), an issuer can “cure” its shell status.

To “cure” a company’s former shell company status, the conditions of Rule 144(i)(2) must be satisfied regardless of the time that has elapsed since the public company ceased to be a shell company and regardless of when the shares were issued. The availability of Rule 144 for resales of shares issued while the company is a shell company or thereafter may be restricted even after the expiration of the one-year period since it filed its Form 10-12G information if the company is not current on all of its periodic reports required to be filed within the SEC during the 12 months before the date of the shareholder’s sale. Thus, the company must file all 10-Qs and 10K for the preceding 12 months and since the filing of the Form 10-12G on September 27, 2019, or Rule 144 is not available for the resale of securities.

We have extremely limited assets, have incurred operating losses and have no current source of revenue.

We have had minimal assets. We expect to generate revenues via our business plan. However, we can provide no assurance that we will produce any material revenues for our stockholders, or that our business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination or successful internal development. This may result in our incurring a net operating loss that will increase unless we consummate the Business Combination with a profitable business or internally develop our business. We cannot assure you that we can identify a suitable merger candidate or successfully internally develop our business, or that any such business will be profitable at the time of its acquisition by the Company or ever.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations.

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2019 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

We believe that existing and new competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Our major competitors may be better able than we to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

We may not be able to obtain regulatory or governmental approvals for our products.

The anticipated manufacture and sale of our agricultural products in the PRC is regulated by the PRC. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to us. We may be vulnerable to local and national government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, or implement new or more stringent requirements, which may require us to suspend or delay production of their products.

We face a number of risks associated with potential Business Combinations, including the possibility that we may incur substantial debt or convertible debt, which could adversely affect our financial condition.

We intend to use reasonable efforts to complete Business Combinations. Such Combinations will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, insufficient revenues to offset increased expenses associated with the acquisition. Failure to manage and successfully integrate the acquisition we make could harm our business, our strategy and our operating results in a material way. Additionally, we have no operations at this time so completing a Business Combination is likely to increase our expenses and it is possible that we may incur substantial debt or convertible debt in order to complete a Business Combination, which can adversely affect our financial condition. Incurring a substantial amount of debt or convertible debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

There can be no assurance that we will successfully consummate our Business Combination or internally develop a successful business.

We can give no assurance that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination. We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms. No assurances can be given that we will successfully identify and evaluate suitable business opportunities, that we will conclude a business combination or that we will be able to develop a successful business. Our management and affiliates will play an integral role in establishing the terms for any future business combination.

A Business Combination may result in a change of control and a change of management.

In conjunction with completion of a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents a majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

Because we are significantly smaller than the many of our competitors, we may lack the resources needed to capture market share

The fashion and agriculture industries are highly competitive and affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends. Our future sales may be affected by changes in consumer tastes and practices. We will compete with a variety of other manufacturers, producers and distributors with name brand recognition who manufacture more than just a single product or product line. We are at a disadvantage as a blank check company. Many of our competitors have an already established business, more established market presence, and substantially greater financial, marketing and other resources than do we. New competitors may emerge and may develop new or innovative products that compete with our anticipated future products. No assurance can be given that we will be able to compete successfully in these industries.

Our common stock is quoted on the OTC MARKETS. An investment in our common stock must be considered to be risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

Our common stock is quoted on the OTC Markets. The market for our stock has been volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition. As a result, an investment in our common stock must be considered to be risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

Our stock trades below $5.00 per share and is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock.

If our stock trades below $5.00 per share and is subject to special sales practice requirements applicable to "penny stocks" which are imposed on broker-dealers who sell low-priced securities of this type. These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when an active trading market should develop.

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of December 31, 2019, our officers, directors and principal stockholders were deemed to be the beneficial owners of approximately 77% of our issued and outstanding shares of common stock. As a result, such persons are able to determine the outcome of any actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We do not own any property, nor do we have any contracts or options to acquire any property in the future. We plan to occupy office space upon implementation of our hiring of administration personnel and additional management team.

ITEM 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prices for our common stock are quoted on OTC Markets under the symbol “KMGH.” There were 62,942 shares of our common stock were outstanding as of December 31, 2019.

Security Holders

As of December 31, 2019, there were approximately 453 record holders of our common stock.

Dividends

We have not paid dividends during the three most recently completed fiscal years and have no current plans to pay dividends on our common stock. We currently intend to retain all earnings, if any, for use in our business.

Recent Sales and Other Issuances of Our Equity Securities

During the twelve months ended December 31, 2019, the Company issued 0 shares of common stock.

ITEM 6. Selected Financial Data

A registrant that qualifies as a smaller reporting company, as defined by Regulation S-K, Section 229.10(f)(1) is not required to provide the information required by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 18 of this prospectus. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

The Company was organized under the laws of the State of Nevada on December 18, 2007. The Company intends to acquire private corporations that are involved in IT apparel platform, fashion manufacturing industry, IT agriculture platform, and agriculture production industry. We will pursue private companies that are organized under the laws of the Republic of China. The Company’s mission is to bring quality goods to the consumer by controlling output of the product from start to finish.

Plan of Operation

During the next twelve months, the Company plans to explore new concepts and opportunities to invest in and acquire private companies that meet our criteria. Our business model is to develop and build out our clothing and agriculture platforms and web-based business over the next year. We plan to engage multiple resources and partners to market our products.

Results of Operations

Revenue

For the year ended December 31, 2019 and 2018, we did not generate any revenue. The Company has been in the process of marketing and developing and searching for suitable merger candidates. We have incurred professional fees for maintaining regulatory compliance and expanding its operations.

Operating Loss

For the year ended December 31, 2019 and 2018 we had operating expenses of $41,695 and $0 respectively.  This loss was due primarily to the stock compensation to the general administration fees and professional fees paid.

Net loss

We reported a net loss of $41,695 and $9,246,978 for the twelve months ended December 31, 2019 and 2018, respectively.

Working Capital Deficit

	December 31, 2019	December 31, 2018

Current assets	$–	–
Current liabilities	41,695	–
Working capital (deficit)	$41,695	–

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit $7,038,612 and $6,997,567 as of December 31, 2019 and December 31, 2018, respectively. In addition, the Company has experienced negative cash flows from operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates additional equity financings to fund operations in the future. Should management fail to adequately address the issue, the Company may have to reduce its business activities or curtail its operations.

Liquidity and Capital Resources

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net Cash Used in Operating Activities	$(38,120)	$–
Net Cash Used in Investing Activities	–	–
Net Cash Provided by Financing Activities	38,120	–
Net Increase/(decrease) in Cash	$–	$–

Our cash was $0 at December 31, 2019.  We recorded a net loss of $41,045 for the year ended December 31, 2019. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our Business Combination. We anticipate generating revenues with our clothing and agriculture platforms, but only minimal revenue over the next twelve months.  Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.  If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and consolidated financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity.  We will need to obtain additional capital in order to expand operations and become profitable.  In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders.  There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned marketing efforts and development of our apps, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•	Curtail the development of our Business Combination,

•	Seek strategic partnerships that may force us to relinquish significant rights to our products, or

•	Explore potential mergers or sales of significant assets of our Company.

Investing Activities

In the year ended December 31, 2019 and December 31, 2018, there were no investing activities.

Financing Activities

During the twelve months ended December 31, 2019, the Company raised $40,000 from a related party.

In subsequent events, on February 18, 2020, the debt owed to related party was converted into 40,000,000 shares of the Company’s common stock at $0.01 per share.

Professional Fees

Professional fees were $11,579 and $0 for the twelve months ended December 31, 2019 and 2018, respectively. The Company expects professional fee costs to increase as the Company is a public reporting company with the Securities and Exchange Commission, which requires that it maintain relationships with both PCAOB registered audit firms and securities counsel to assist with the SEC reporting requirements. In addition, the Company may also attempt to purchase other entities or assets and operations of other entities if the advantageous situation presents itself. This could require the Company to incur substantial professional fees.

Critical Accounting Policies and Estimates

The preparation of the company’s consolidated financial statements and related disclosures are in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements included in this Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 606, ”Revenue from Contracts with Customers,” by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements

KEMIAO GARMENT HOLDING GROUP

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kemiao Garment Holding Group

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kemiao Garment Holding Group (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 16, 2020

KEMIAO GARMENT HOLDING GROUP

CONSOLIDATED BALANCE SHEETS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

ASSETS

Current assets
Cash	$–	$–
Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$–	$–
Due to related party	38,120	–
Interest payable	–	–
Accrued expenses	3,575	–
Taxes payable	–	–
Dividend payable	–	–
Warrants liability	–	–
Total Current Liabilities	41,695	–
Total Liabilities	41,695	–

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 62,942 and 62,942 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	63	63
Additional paid-in capital	6,997,504	6,997,504
Accumulated deficit	(7,039,262)	(6,997,567)
Total stockholders’ equity (deficit)	(41,695)	–
Total liabilities and stockholders’ equity (deficit)	$–	$–

The accompanying notes are an integral part of these audited consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues	$–	$–

Operating Expenses
Other professional fees	11,579	–
Other general and administrative expense	30,116	–
Total Operating Expenses	41,695	–

Loss from operations	(41,695)	–

Other Income (Expense)
Debt write-off	–	9,246,978
Interest expense	–	–
Total Other Income (Expenses)	–	9,246,978

Net Income (Loss) Before Income Taxes	(41,695)	9,246,978
Income tax benefit	–	–
Net Income (Loss)	$(41,695)	$9,246,978

Weighted average common shares outstanding - basic and diluted	62,942	62,942

Net Loss per Common Share - Basic and Diluted	$–	$–

The accompanying notes are an integral part of these audited consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional			Total Stockholders’
	Shares	Par Value $0.001	Paid-In Capital	Subscription Receivables	Accumulated Deficit	Equity (Deficit)

Balance December 31, 2017	62,942	$63	$6,997,504	$–	(16,244,545)	(9,246,978)
Net loss	–	–	–	–	9,246,978	9,246,978
Balance December 31, 2018	62,942	63	6,997,504	–	(6,997,567)	–
Net loss	–	–	–	–	(41,695)	(41,695)
Balance December 31, 2019	62,942	63	6,997,504	–	(7,039,262)	(41,695)

The accompanying notes are an integral part of these audited consolidated financial statements

KEMIAO GARMENT HOLDINGS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,695)	$9,246,978
Adjustment to reconcile net loss from operation:
Shares issued for services and debt	–	–
Gain from debt write-off		(9,246,978)
Changes in Operating Assets and Liabilities
Accounts payable	–	–
Accrued expenses	3,575	–
Net Cash Used in Operating Activities	(38,120)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	38,120	–
Net Cash Provided by Financing Activities	38,120	–

Net Increase (Decrease) in Cash
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURE:
Income taxes paid	$–	$–
Interest paid	$–	$–

Non-Cash Financing and Investing Activities
Dividends accrued on convertible preferred stock	$–	$129,291
Common stock issued for payment of related party debt	$–	$–

The accompanying notes are an integral part of these audited consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

Formerly Aivtech International Group Co.

NOTES TO FINANCIAL STATEMENTS

As of and for the year ended December 31, 2019

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

In light of the current health concerns, the Company also intends to entrust manufacturers in China to produce and sell secondary medical equipment such as N95 masks and protective clothing.

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

The Convertible Preferred Stocks, warrants and stock options are not included in potentially dilutive shares outstanding for the period ended December 31, 2019 and 2018 as these would have an anti-dilutive impact on earnings per share.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2019 of $7,039,262 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

On April 20, 2016, pursuant to the Nevada Court Order granting appointment of a custodian to the Company, the Company issued 40,000,000 shares of common stock to the appointed custodian

On November 7, 2019, the Company effectuated a 1 for 1,000 reverse stock splits of its common stock. All common stock has been retroactively restated.

As of December 31, 2019, the Company has 62,942 shares issued and outstanding.

Warrants

In connection with the private placement offering on December 29, 2010, the Company issued to the investors five-year Series A Warrants to purchase up to an additional 251,334 shares of common stock at an exercise price of $4.00 and issued warrants to the placement agent to purchase a total of 50,267 shares of common stock at an exercise price of $4.00 per share. The warrants of 301,601 shares have expired and became non-exercisable prior to December 31, 2018 and 2017.

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

NOTE 6 – INCOME TAX

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

The Company has accumulated approximately $7,039,262 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

	Year Ended December 31
	2019	2018

Income Tax
NOL carryover	$8,619	$–
Less: Valuation allowance	(8,619)	–
Deferred tax assets, net of valuation allowance	–	–

	Years Ended December 31,
	2019	2018

Federal income tax rate	21%	15
Less: Valuation allowance	-21%	-15
Effective Income Tax Rate	0%	0

NOL Amounts	$(7,039,262)	$(6,997,567)

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

On February 18, 2020, the Company converted certain debt owed to related party into common stocks of the Company at $0.01 per share.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 26, 2019, the Company’s Board of Directors approved the engagement of BF Borgers CPA PC (“BFB”), as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements.

During the two most recent fiscal years and any subsequent interim period preceding BFB’s appointment, there have been no disagreements with BFB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BFB concerning the subject matter of each of such disagreements would have caused them to make reference thereto in their report on the financial statements.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and positions of our current directors and executive officers. Unless otherwise indicated, the address of each person listed is c/o Kemiao Garment Holding Group, 6910 S. Cimarron Rd. Suite 240, Las Vegas, NV, 89114.

Name and Address	Age	Position
Yanping S. Sheng	57	CEO, CFO, President, Secretary and Director
Jimmy P. Lee	36	Director
Yugang Zhu	39	Director

 Yanping Sheng, CEO, CFO, President, Secretary and Director

Mr. Sheng graduated from Tsinghua University with the credentials of EMBA and a degree in Risk Management. His employment is as follows:

•	2013 to present, prepared for the registration of World Financial Holding Group (HK) and he has been served as CEO
•	2014 to present, participated in the merger and acquisition of Baying Ecological Holding Group Inc (ticker symbol: BYIN)
•	2017 to present, participated in the merger and acquisition of Dong Fang Hui Le Inc. (ticker symbol: DFHL)
•	2018 to present, CEO of World Financial Holding Group (USA)
•	2018 to present, served as CEO of Shanghai Capital Holding Co., Ltd
•	2018 to present, Yanping Sheng served as the director of World Capital Holding Ltd (BVI)
•	2018 to present, served as CEO and CFO of BEESFREE Inc. (ticker symbol: BEES)
•	2018 to present, served as CEO of Shanghai Qifan Enterprise Management Co., Ltd.

While serving as an officer of these companies, Mr. Sheng formulated medium and long-term development strategies and corporate development goals. His experience includes presiding over board meetings, reviewing financial reports, external relations, and assessment and monitoring of senior personnel.

Jimmy P. Lee, Director

Graduated from University at Albany with a bachelor’s degree in accounting and received his CPA license in NY. Mr. Lee has over 10 years of experience in public accounting where he has worked for multiple public CPA firms in New York City involving audits and accounting for reverse mergers and IPO entities listing on Nasdaq NYSE and OTC Markets. Mr. Lee has managed his own CPA Firm, BNP Associates Inc. since 2010, providing accounting and advisory services to firms located in China and Malaysia. Mr. Lee as an enthusiastic entrepreneur, well versed with both US and Asia markets, and with expertise in going public, mergers and acquisitions brings great values to the firm. His employment is as follows:

•	2010 to present, BNP Associates Inc.

Yufang Zhu, Director

Yufang Zhu was born on October 20th 1970, Chinese nationality. She has extensive experience in Italian and Japanese draping, advanced customization and brand production techniques from China's top fashion design masters Jianming Wang and Dejin Wang.

In 2008, Yufang Zhu was responsible for customizing the costumes of the president of the Olympic Committee. Miss Zhu created the clothing brand Mei Ke and YUF.ZHU. His employment is as follows:

•	2006 to 2012, served as a director of garment production in Beijing Aosenyuan Clothing Co., Ltd.
•	2006 to 2012, served as general manager of Meikeduo Garment Trade Cepartment in Chenghua District of Sichuan Province
•	2015 to present, served as the general manager of Chongqing Kemiao tTading Co., LTD.
•	2017 to present, served as the legal representative of Snow Valley Group Co., Ltd.
•	2017 to Present, served as executive director of Jiangxi Kemiao Agricultural Development Co., Ltd.
•	2017 to present, served as executive director of Tanfang Clothing (Shanghai) Co., Ltd.

Board Composition

Our By-Laws provide that the Board of Directors directors which shall constitute the whole board shall not be less than one (1) nor more than seven (7) or such other maximum number of directors as permitted by the Nevada General Corporation Law.  The maximum or minimum number of directors cannot be changed, nor can a fixed number be substituted for the maximum and minimum numbers, except by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee or financial expert. Management has decided not to establish an audit committee at present because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. As such, our entire Board of Directors acts as our audit committee. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Auditors

Our principal registered independent auditor is BF Borgers, CPA PC

Code of Ethics

The Company does not have a written code of ethics that applies to the Company’s officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

Our board of directors has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that Jimmy Lee is an independent director.

Involvement in Legal Proceedings

None of our officers or directors has filed a personal bankruptcy petition, had a bankruptcy petition filed against any business of which they were a general partner or officer at the time of bankruptcy or within two years prior to that time, or has been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of that act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

ITEM 11. Executive Compensation

Summary Compensation

Our officer and directors do not currently take any formal salary for their services to the Company.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our directors do not receive compensation for their services as directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no formal employment contracts, or other contracts with our officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 10, 2020, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 62,946 shares of our common stock issued and outstanding as of March 11, 2020. Unless otherwise indicated, the address of each officer and director listed below is c/o Kemiao Garment Holding Group, 6910 S. Cimarron Rd., Suite 240, Las Vegas, NV, 89114.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Yufang Zhu (1)	Common	36,000 Shares	57.19%
World Capital Holding Ltd (2)	Common	4,000 Shares	6.35%
Jinlin Guo (3)	Common	4,830 Shares	6.96%
Guo Jin Tong Investment (HK) Ltd (3)	Common	3,601 Shares	5.7%

(1)	Kemiao Garment Holding Group is controlled by Yufang Zhu. Ownership of thirty six thousand (36,000) shares of restricted common stock. Yufang Zhu is a beneficial owner and director of the Company.

(2)

World Capital Holding, Ltd has 50,000 outstanding and is controlled by the following persons:

Yanping Sheng - 1,000 shares 2%

Kung-Fa Yang - 10,000 shares 20%

Kung-Fu,Yang - 29,000 shares 58%

Kung-Hui Yang - 10,000 shares 20%

(3)	Guo Jin Tong Investement (HK) Ltd is controlled by Jinlin Guo. Jinlin Guo collectively holds 8,431 shares of common stock through his control of Guo Jin Tong Investments and shares registered in the name of Jinlin Guo

RELATED PARTY TRANSACTIONS

Due to Officer

During the period from January 1, 2019 to December 31, 2019, the Company received advances from its officer to pay for operating expenses. The balance due to the officer at December 31, 2019 was $40,000. In subsequent events, on February 18, 2020, the related party was issued 40,000,000 shares of the Company’s common stock as payment in full.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board of directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, an independent director is one who is not an executive officer or an employee of the company and who does not have a relationship that, in the opinion of the board of directors, would interfere with exercising independent judgment in carrying out a director’s responsibilities. Our board of directors has determined that one of our directors qualify as independent directors.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged BF Borgers, CPA PC (“BFB”) as our independent registered public accounting firm on May 26, 2019. The audit fees to BFB for the year ended December 31, 2019 were approximately $10,929.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RSJ and RBSM that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

BFB did not charge us any tax fees for the year ended December 31, 2019 and 2018, respectively.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Financial Statements

The financial statements of the Company are included in Part II, Item 8 of this Report.

Exhibits

Exhibit No.	Name of Exhibit
10.1	Debt Conversion Agreement
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMIAO GARMENT HOLDING GROUP

Dated: March 20, 2020	/s/ Yanping Sheng
Yanping Sheng, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yanping Sheng	Principal Executive Officer, Principal Financial Officer, and Director	March 20, 2020
Yanping Sheng

