Form 10-Q/A
period 2019-09-30
Kemiao Garment Holding Group
filed 2020-06-19
CIK 1471302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-161941

KEMIAO GARMENT HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Ryland Street Suite 200-A Reno, Nevada	89114
(Address of principal executive offices)	(Zip Code)

+86 (021) 3893-2525

(Registrant’s telephone number, including area code)

6910 S. Cimarron Rd. Suite 240 Las Vegas, NV

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

Explanatory Note

Kemiao Garment Holding Corp. (the “Company”) is filing this Amendment to its Form 10-Q filed on March 20, 2020 solely to update the Company’s address.

No other changes have been made to the Form 10-Q . This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10- Q.

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2020	Kemiao Garment Holding Group

	By:	/s/Yanping Sheng
	Name:	Yanping Sheng
	Title:	CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 19, 2020	Kemiao Garment Holding Group

	By:	/s/Yanping Sheng
	Name:	Yanping Sheng
	Title:	CEO

4