Form 10-Q
period 2020-03-31
Kemiao Garment Holding Group
filed 2020-12-22
CIK 1471302

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of 31 March, 2020, there were 40,062,942 shares outstanding of the registrant’s common stock.

KEMIAO GARMENT HOLDING CORP.

FORM 10-Q

March 31, 2020

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

KEMIAO GARMENT HOLDING CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31
	2020	2019

Assets
Cash	$–	$–
Total Assets	–	–

Liabilities
Accounts payable and accrued expenses	3,867	3,575
Due to related party	31,059	38,120
Total Current Liabilities	34,926	41,695
Total Liabilities	34,926	41,695

Commitment & contingencies	–	–

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 40,062,942 issued and outstanding, respectively	40,063	63
Additional paid-in capital	6,997,504	6,997,504
Accumulated deficit	(7,072,493)	(7,039,262)
Total Stockholders' Deficit	(34,926)	(41,695)
Total Liabilities and Stockholders' Deficit	$–	$–

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31	March 31
	2020	2019
Revenues	$–	$–

Operating Expenses
Other Professional Fees	5,425	–
Other General & Administrative Expense	27,806	–
Total Operating Expenses	33,231	–

Loss from operations	(33,231)	–

Other Income (Expenses)
Interest Expense	–	–
Total Other Income (Expenses)	–	–

Net Income (Loss) before Income Taxes	(33,231)	–

Income Tax Benefit	–	–

Net Income (Loss)	(33,231)	–

Net Loss per Common Share - Basic and Diluted	$(0.00)	$–
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	18,964,041	62,942

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Par Value, $0.001	Additional Paid-in Capital	Subscription Receivables	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2018	62,515,334	$62,515	$6,935,052		$(6,997,567)	$–
Net loss	–	–	–	–	–	–
Balance, March 31, 2019	62,515,334	$62,515	$6,935,052	–	$(6,997,567)	$–

	Shares	Par Value, $0.001	Additional Paid-in Capital	Subscription Receivables	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	62,942	$635	$6,997,504	–	$(7,039,262)	$(41,695)
Shares issue for related party debt	40,000,000	40,000	–	–	–	40,000
Net loss	–	–	–	–	(33,231)	(33,231)
Balance, March 31, 2020	40,062,942	$40,063	$6,997,504	–	$(7,072,493)	$(34,926)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31	March 31
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(33,231)	$–
Adjustment to reconcile net loss from operations:
Debt written-off	–	–
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	292	–

Net Cash Used in Operating Activities	(32,939)	–

Cash Flows from Financing Activities
Advanced from related party	32,939	–
Net Cash Provided by Financing Activities	32,939	–

Net Increase (Decrease) in Cash	(0)	–
Cash at Beginning of Period	–	–
Cash at End of Period	$(0)	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Financing and Investing Activities
Dividends accrued on convertible preferred stock	$–	$–
Common stock issued for payment of related party debt	$40,000	$–

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

Formerly Aivtech International Group Co.

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2020

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

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2019.

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

The Convertible Preferred Stocks, warrants and stock options are not included in potentially dilutive shares outstanding for the period ended March 31, 2020 as these would have an anti-dilutive impact on earnings per share.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2020 of $7,072,493 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

On February 18, 2020, the Company converted $40,000 of debt owed to related party into 40,000,000 common stocks of the Company at $0.001 per share.

As of March 31, 2020, the Company has 40,062,942 shares issued and outstanding.

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

NOTE 6 – RELATED PARTY TRANSACTION

World Capital Holding Limited, majority shareholder of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $31,059 and $38,120 as of March 31,2020 and December 31, 2019.

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

The Company has accumulated approximately $7,072,493 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of KMGH for the three months ended March 31, 2020 and 2019, and the notes thereto.

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

Revenue

For the three months ended March 31,2020, revenue generated was $0 , compared to $0 for the three months ended March 31, 2019.

Although KMGH is a developmental stage company, we anticipate implementing our technology-based clothing and agriculture business within the next 12 months. In summary, Kemiao Garment Holding Group is focused on making strategic investments and providing consumer products the fashion and agriculture industries and anticipates generating of revenues within this time.

Operating Expenses

Operating expenses for the three months ended March 31,2020 were $33,231 compared to $nil for the three months ended March 31, 2019. Operating expenses increased in 2020 due to general and administrative fees and other professional fee incurred for this period.

General and administrative expense for the three months ended March 31,2020 increased by $1,091, from $nil compared to the three-month ended March 31,2019.

Professional fees which include accounting, legal and consulting fees, for the three months ended March 31,2020 increased from $nil to $32,140 compared to the three months ended of March 31,2019 .. The increase is related to accounting and audit fees, consulting, legal services and SEC filing fees between the two periods.

Other Income and Expenses

Other income and expenses for the three-month ended March 31,2020 was $0 compared with an expense of $0 at March 31,2019.

During the three -month ended March 31,2020, the Company incurred interest of $0 compared to interest expense of $0 incurred during the three months ended March 31, 2019 .

Net Income/Loss

Net loss for the three months ended March 31,2020 was $33,231 compared to a net loss of $nil for the three months ended March 31,2019 .

Liquidity and Capital Resources

Cash Flow Activities

Cash was $0 for period ended March 31,2019 and $0 period ended March 31,2020 . Accounts receivable was $0 for period ended March 31,2019 and $0 for period ending March 31,2020 . Payroll taxes payable were $0 at March 31,2019, and $0 for March 31,2020 . Net operating loss Increased by $33,231 at March 31 2020 to $0 for period ended March 31,2019 . Accounts payable and accrued expenses increased by $292 from $0 at March 31, 2019 to $292 at March 31,2020 . The increase in accrued expenses is related to other professional fee and administration expenses.

Investing Activities

No investing activities occurred during the three months ended March 31,2020.

Financing Activities

During the three -months of fiscal year 2020, the Company issued 0 common stock for cash.

During the three months period ended March 31, 2020 , the Company received advanced of $31,059 from a related party.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10K filed on December 31, 2019. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company did not sell any unregistered securities.

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

Date: December 22, 2020	Kemiao Garment Holding Group

	By:	/s/Yanping Sheng
	Name:	Yanping Sheng
	Title:	CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2020	Kemiao Garment Holding Group

	By:	/s/Yanping Sheng
	Name:	Yanping Sheng
	Title:	CEO

