Form 10-Q
period 2020-09-30
Kemiao Garment Holding Group
filed 2020-12-22
CIK 1471302

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 30, 2020, there were 40,062,942 shares outstanding of the registrant’s common stock.

KEMIAO GARMENT HOLDING CORP.

FORM 10-Q

September 30, 2020

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

KEMIAO GARMENT HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	December 31
	2020	2019
Assets
Cash	$–	$–
Total Assets	–	–

Liabilities
Accounts payable and accrued expenses	14,447	3,575
Due to related party	31,264	38,120
Total Current Liabilities	45,711	41,695
Total Liabilities	45,711	41,695

Commitment & contingencies	–	–

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 40,062,942 issued and outstanding, respectively	40,063	63
Additional paid-in capital	6,997,504	6,997,504
Accumulated deficit	(7,083,278)	(7,039,262)
Total Stockholders' Deficit	(45,711)	(41,695)
Total Liabilities and Stockholders' Deficit	$–	$–

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2020	2019	2020	2019
Revenues	$–	$–	$–	$–
Operating Expenses
Other Professional Fees	7,700	4,500	42,540	8,929
Other General & Administrative Expenses	295	10,539	1,476	17,026
Total Operating Expenses	7,995	15,039	44,016	25,955

Loss from operations	(7,995)	(15,039)	(44,016)	(25,955)

Other Income (Expenses)
Debt Written-Off	–	–	–	–
Interest Expense	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net Income (Loss) before Income Taxes	(7,995)	(15,039)	(44,016)	(25,955)

Income Tax Benefit	–	–	–	–

Net Income (Loss)	(7,995)	(15,039)	(44,016)	(25,955)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.24)	$(0.00)	$(0.41)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	40,062,942	62,942	19,624,986	62,942

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Shares	Par Value, $0.001	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2018	62,515,334	$62,515	$6,935,052	$(6,997,567)	$–
Net loss	–	–	–	–	–
Balance, March 31, 2019	62,515,334	$62,515	$6,935,052	$(6,997,567)	$–
Net Loss				(10,916)	(10,916)
Balance, June 30, 2019	62,515,334	$62,515	$6,935,052	$(7,008,483)	$(10,916)
Net Loss	–	–	–	(15,039)	(15,039)
Balance, September 30, 2019	62,515,334	$62,515	$6,935,052	$(7,023,522)	$(25,955)

	Common Stock
	Shares	Par Value, $0.001	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2019	62,942	$63	$6,997,504	$(7,039,262)	$(41,695)
Shares issued for related party debt	40,000,000	40,000	–	–	40,000
Net loss	–	–	–	(33,231)	(33,231)
Balance, March 31, 2020	40,062,942	$40,063	$6,997,504	$(7,072,493)	$(34,926)
Net Loss	–	–	–	(2,790)	(2,790)
Balance, June 30, 2020	40,062,942	$40,063	$6,997,504	$(7,075,283)	$(37,716)
Net Loss	–	–	–	(7,995)	(7,995)
Balance, September 30, 2020	40,062,942	$40,063	$6,997,504	$(7,083,278)	$(45,711)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30 2020 AND 2019

(Unaudited)

	Nine Months Ended
	September 30	September 30
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(44,016)	$(25,955)
Adjustment to reconcile net loss from operations:
Debt written-off	–	–
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	10,872	270
Net Cash Used in Operating Activities	(33,144)	(25,685)

Cash Flows from Financing Activities
Proceeds from related party	33,144	25,685
Net Cash Provided by Financing Activities	33,144	25,685

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Financing and Investing Activities
Common stock issued for payment of related party debt	$40,000	$–

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

KEMIAO GARMENT HOLDING GROUP

Formerly Aivtech International Group Co.

NOTES TO FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2020

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

The Convertible Preferred Stocks, warrants and stock options are not included in potentially dilutive shares outstanding for the period ended September 30,2020 as these would have an anti-dilutive impact on earnings per share.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2020 of $7,083,278 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2020, the Company has 40,062,942 shares issued and outstanding.

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

NOTE 6 – RELATED PARTY TRANSACTION

World Capital Holding Limited, majority shareholder of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $31,264 and $38,120 as of September 30, 2020 and December 31, 2019.

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

The Company has accumulated approximately $7,083,278 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of KMGH for the nine months ended September 30,2020 and 2019, and the notes thereto.

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

Revenue

For the three and nine months ended September 30, 2020, revenue generated was $0 and $0, compared to $0 and $0 for the three and nine months ended September 30, 2019.

Although KMGH is a developmental stage company, we anticipate implementing our technology-based clothing and agriculture business within the next 12 months. In summary, Kemiao Garment Holding Group is focused on making strategic investments and providing consumer products the fashion and agriculture industries and anticipates generating of revenues within this time.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were $44,016 compared to $25,955 for the nine months ended September 30, 2019. Operating expenses for the three months ended September 30, 2020 were $10,785 compared to $15,039 for the three months ended September 30, 2019. Operating expenses increased in 2020 due to other professional fee and general and administrative fees incurred for this period.

General and administrative expense decreased by $15,550, from $17,026 during the nine months ended September 30, 2020. For the three-month ended September 30, 2020, general and administrative expense decreased by $10,244 from $10,539 compared to the three-month ended September 30, 2019.

Professional fees which include accounting, legal and consulting fees, increased from $8,929 for the nine months ended September 30, 2019 to $42,540 for the nine months ended September 30, 2020. For the three months ended September 30, 2020 professional fees increased from $4,500 to $7,700 compared to the three months ended of September 30, 2019. The increase is related to accounting and audit fees, consulting, legal services and SEC filing fees between the two periods.

Other Income and Expenses

Other income and expenses for the nine-month ended September 30, 2020 was $0 compared with an expense of 0 at September 30, 2019.

During the nine-month ended September 30, 2020, the Company incurred interest of $0 compared to interest expense of $0 incurred during the nine months ended September 30, 2019.

Net Income/Loss

Net loss for the nine months ended September 30, 2020 was $44,016 compared to a net loss of $25,955 for the nine months ended September 30, 2019. For the three-month ended September 30, 2020, the Company had a net loss of $7,995 compared to the three-month period ended September 30, 2019 of a net loss of $15,039. The Company’s making losses mainly due to increase in operating expenses.

Liquidity and Capital Resources

Cash Flow Activities

Cash was $0 for period ended September 30, 2019 and $0 period ended September 30, 2020. Accounts receivable was $0 for period ended September 30, 2019 and $0 for period ending September 30, 2020. Payroll taxes payable were $0 at September 30, 2019, and $0 for September 30, 2020. Net operating loss Increased by $25,955 at September 30, 2019 to $44,016 for period ended September 30, 2020. Accounts payable and accrued expenses increased by $10,602 from $270 at September 30, 2019 to $10,872 at September 30, 2020. The increase in accrued expenses is related to other professional fee and administration expenses.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2020.

Financing Activities

During the first nine-months of fiscal year 2020, the Company issued 0 common stock for cash.

During the nine months period ended September 30, 2020, the Company received advanced of $31,264 from a related party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, the Company did not sell any unregistered securities.

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

